Form 10-Q
period 1996-06-30
AMISYS MANAGED CARE SYSTEMS INC
filed 1996-08-09
CIK 1003202

================================================================================

                       Securities and Exchange Commission
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER:  0-22614

                       AMISYS MANAGED CARE SYSTEMS, INC.

- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            13-3355918
- -------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

     30 W. Gude Drive, 5/th/ floor
         Rockville, Maryland                                     20850
- ----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)
      Registrant's telephone number, including area code:  (301) 251-8600
          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
- --------------------------------------------------------------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X      No
                           -----       -----

As of July 31, 1996, there were outstanding 7,720,900 shares of Common Stock, par value $.001 per share of the Registrant.


===============================================================================

                       AMISYS MANAGED CARE SYSTEMS, INC.
                                     INDEX
                                   FORM  10-Q

                                                                                          PAGE

PART I - FINANCIAL INFORMATION
     Item 1.    Financial Statements (unaudited)



                Balance Sheets at June 30, 1996 (unaudited) and December 31, 1995           3

                Statements of Operations for the three and six months ended June 30,
                1996 and 1995 (unaudited)                                                   4

                Statements of Cash Flows for the three and six months ended
                June 30, 1996 and 1995 (unaudited)                                          5

                Notes to Financial Statements                                               6

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                               7

PART II - OTHER INFORMATION

     Item 1-6.  Exhibits and Reports on Form 8-K                                           10

SIGNATURES                                                                                 12

INDEX TO EXHIBITS                                                                          13


                       AMISYS MANAGED CARE SYSTEMS, INC.
                                BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          JUNE 30,         DECEMBER  31,
                                                            1996              1995
                                                            ----              ----
                                                        (UNAUDITED)
                                     ASSETS

Current Assets
   Cash and cash equivalents                                $ 5,943          $ 5,354
   Short-term investments                                    22,653           20,400
   Accounts receivable, net                                   7,155            6,362
   Deferred income taxes                                        251              251
   Prepaid expenses and other                                   404              453
                                                            -------          -------
        Total current assets                                 36,406           32,820
                                                            -------          -------
Property and equipment, net                                   1,161              970
Purchased software, net                                         189              255
                                                            -------          -------
        Total assets                                        $37,756          $34,045
                                                            =======          =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                    $ 5,702          $ 4,404
   Income taxes payable                                         247              118
   Deferred revenue, net                                      1,531            2,206
                                                            -------          -------
        Total current liabilities                             7,480            6,728
                                                            -------          -------


Commitments and contingencies                                    --               --

Stockholders' Equity
  Common stock, $.001 par value; 25,000,000 shares
    authorized, 7,687,100 and 7,565,000 issued and
    outstanding as of  June 30, 1996 and
    December 31, 1995, respectively                               8                8
   Accumulated deficit                                       (2,946)          (4,753)
   Additional paid-in capital                                33,214           32,062
                                                            -------          -------

        Total stockholders' equity                           30,276           27,317
                                                            -------          -------
        Total liabilities and stockholders' equity          $37,756          $34,045
                                                            =======          =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        AMISYS MANAGED CARE SYSTEMS, INC.
                            STATEMENT OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                             -------------------------   ----------------------
                                                       JUNE 30,                 JUNE 30,
                                                       --------                 --------
                                                   1996        1995         1996        1995
                                                ----------  ----------   ----------  ----------
Revenues
   Systems sales                                $    9,937       6,770   $   18,170  $   11,886
   Support and maintenance                           1,636       1,066        3,031       2,198
                                                ----------  ----------   ----------  ----------
      Total revenues                                11,573       7,836       21,201      14,084
                                                ----------  ----------   ----------  ----------

Cost of revenues                                     6,152       4,565       11,320       8,276
                                                ----------  ----------   ----------  ----------

Gross profit                                         5,421       3,271        9,881       5,808

Operating expenses
   Sales and marketing                               1,118         733        1,927       1,380
   Research and development                          1,771       1,403        3,467       2,577
   General and administration                        1,200         851        2,341       1,749
                                                ----------  ----------   ----------  ----------
       Total operating expenses                      4,089       2,987        7,735       5,706
                                                ----------  ----------   ----------  ----------

Operating income                                     1,332         284        2,146         102
Other income (expenses)                                303        (143)         633        (267)
                                                ----------  ----------   ----------  ----------

Income (loss) before income tax
 provision                                           1,635         141        2,779        (165)

   Income tax provision                                565          --          972          --
                                                ----------  ----------   ----------  ----------
Net income (loss)                               $    1,070  $      141   $    1,807       ($165)
                                                ==========  ==========   ==========  ==========

Net income (loss) per common share and
 common share equivalent                             $0.13       $0.02         $.22       $(.03)
                                                ==========  ==========   ==========  ==========

Weighted average number of common
 shares outstanding                              8,189,840   5,899,950    8,158,575   5,899,950
                                                ==========  ==========   ==========  ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       AMISYS MANAGED CARE SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE  30
                                                                                              --------
                                                                                           1996      1995
                                                                                           ----      ----
Cash flows from operating activities:
  Net income (loss)                                                                      $ 1,807   $  (165)
  Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities, net of non-cash items:
     Depreciation and amortization                                                           403       518
     Provision for doubtful accounts                                                          57       109
     Deferred stock compensation                                                              23        --
     (Decrease) increase in cash resulting from changes in assets and liabilities:
        Accounts receivable                                                                 (850)   (1,390)
        Deposits, prepaid expenses and other                                                  49       (15)
        Accounts payable and accrued expenses                                              1,298      (459)
        Taxes payable                                                                        129       (20)
        Deferred revenue                                                                    (675)      781
                                                                                         -------   -------
           Net cash provided by (used in) operating activities                             2,241      (641)
                                                                                         -------   -------

 Cash flows from investing activities:
     Purchase of property and equipment                                                     (528)     (590)
     Purchase of available-for-sale securities                                            (2,253)       --
                                                                                         -------   -------

          Net cash used in investing activities                                           (2,781)     (590)
                                                                                          -------  -------

Cash flows from financing activities:

     Issuance of common stock, net of  costs                                               1,129        --
                                                                                         -------   -------

          Net cash provided by financing activities                                        1,129        --
                                                                                         -------   -------

Net increase (decrease) in cash                                                              589    (1,231)

Cash and cash equivalents at beginning of period                                           5,354     2,727
                                                                                         -------   -------

Cash and cash equivalents at end of period                                               $ 5,943   $ 1,496
                                                                                         =======   =======


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       AMISYS MANAGED CARE SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements included herein for AMISYS Managed Care Systems, Inc. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's December 31, 1995 financial statements and notes thereto included in the Company's Amended Annual Report on Form 10-K/A.

     Accounting Standards Issued

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 allows companies which grant stock options a choice to either continue the current accounting treatment under Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), or adopt a new set of fair value accounting rules for recognizing compensation expense related to stock awards. Companies continuing under APB 25 must measure option values and disclose the pro forma effects that the new fair value accounting would have on earnings if recorded. The Company has determined that it will continue the current accounting treatment under APB 25 and will provide pro forma disclosures of the effect the new fair value accounting would have on earnings if SFAS 123 had been adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, sells and supports an integrated information system solution, which includes the Company's proprietary software, third-party hardware and software and implementation services (the "AMISYS System"), to health care payors and providers who offer managed care products and services. The Company's revenues are generated primarily from the sale of integrated, enterprise-wide systems. The components of these revenues consist of a license fee for the perpetual use of the software, sales of third-party hardware and software and labor charges to install and configure each system to meet the client's needs. The price of each system will vary based upon many factors including the number of covered lives, the level of third-party products required and the level of installation and configuration work provided by the Company's staff. As of June 30, 1996, the Company had licenses with 75 AMISYS System clients supporting 82 sites nationwide. During the six months ended June 30, 1996 the Company added 10 new clients, while retaining its existing AMISYS System clients.

     Revenues are recognized for system sales on a percentage of completion basis measured primarily by the ratio of (i) labor hours incurred to install each specific contract to (ii) total estimated labor hours. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information becomes known. Because the Company generally bills for installation and implementation on an hourly basis, these labor revenues are recognized as billed. AMISYS Systems are installed over a period of time ranging generally from six months to a year with an average period of approximately nine months. Because revenues do not begin to be recognized until a client signs a contract and because the length of the installation process depends on factors outside the control of the Company, the Company is unable to predict accurately the amount of revenues it expects to recognize from system sales in any particular period.

     The Company also recognizes revenues from support and maintenance fees, custom modifications and the sale of third-party products. Support and maintenance fees are billed monthly and recognized as revenues when billed. Third-party products not related to system installations are billed and recognized as revenues upon shipment to the client. Revenues from custom modifications are generally recognized when billed.

RESULTS OF OPERATIONS

The following table sets forth the results of operations presented in the Statement of Operations as a percentage of total revenues for each period indicated.


                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  ------------------    -----------------
                                                        JUNE 30,            JUNE 30,
                                                        --------           ---------

                                                      1996    1995       1996    1995
                                                     -----   -----      -----   -----
Revenues
   Systems sales                                      85.9%   86.4%      85.7%   84.4%
   Support and maintenance                            14.1    13.6       14.3    15.6
                                                     -----   -----      -----   -----
      Total revenues                                 100.0   100.0      100.0   100.0

Cost of revenues                                      53.2    58.3       53.4    58.8
                                                     -----   -----      -----   -----

Gross profit                                          46.8    41.7       46.6    41.2

Operating expenses
   Sales and marketing                                 9.6     9.3        9.1     9.8
   Research and development                           15.3    17.9       16.4    18.3
   General and administration                         10.4    10.9       11.0    12.4
                                                     -----   -----      -----   -----
       Total operating expenses                       35.3    38.1       36.5    40.5
                                                     -----   -----      -----   -----

Operating income                                      11.5     3.6       10.1     0.7

Other income (expenses)                                2.6    (1.8)       3.0    (1.9)
                                                     -----   -----      -----   -----
Income (loss) before income tax
 provision                                            14.1     1.8       13.1    (1.2)

   Income tax provision                                4.9     0.0        4.6     0.0
                                                     -----   -----      -----   -----
Net income (loss)                                      9.2%    1.8%       8.5%   (1.2%)
                                                     =====   =====      =====   =====


     Revenues.   Revenues increased 48% to $11.6 million from $7.8 million and
51% to $21.1 million from $14.8 million for the three and six month periods ended June 30, 1996, respectively, compared to the corresponding periods in 1995. System sales revenue increased 47% to $9.9 million and 53% to $18.2 million for the three and six month periods ended July 30, 1996, respectively, compared to the corresponding periods in 1995. This growth was due to the increased number of systems currently being installed, higher revenues per system sale, and sales to existing customers.

     For the three and six month periods ended June 30, 1996 revenues attributable to support and maintenance increased 54% to $1.6 million and 38% to $3.0 million, respectively, compared to the corresponding periods in 1995. Increases in support and maintenance revenues over the corresponding periods in the prior year, due to an expanding client base, were offset in part by declining revenues from custom modifications.

     Cost of Revenues.   Cost of revenues increased 35% to $6.2 million from
$4.6 million and 37% to $11.3 million from $8.3 million for the three and six month periods ended June 30, 1996, respectively, compared to the corresponding periods in 1995. The number of people engaged in the implementation, configuration and support of the AMISYS System increased from 59 at June 30, 1995 to 68 as of June 30, 1996. The increased growth rate is due to an increased client base. Cost of sales as a percent of revenues declined to 53% for the three-month period ended June 30, 1996 versus 58% for the corresponding period in 1995 and to 53% for the six-month period ended June 30, 1996 versus 59% for the corresponding period in 1995.

     Operating Expenses

     Sales and Marketing.   For the three months ended June 30, 1996 sales and
marketing expenses increased 53% to $1.1 million from $700,000 in the corresponding period in 1995, and 40% to $1.9 million from $1.4 million for the six months ended June 30, 1996 compared to the corresponding period in 1995. This increase reflects an increase in sales and marketing personnel to 27 at June 30, 1996 from 20 as of June 30, 1995. This increase in personnel was due to an increase in the volume of requests for proposals and other sales efforts. The Company has a long sales cycle for its products which involves detailed demonstrations, contract negotiations and considerable client contact. Sales and marketing expenses remained consistent as a percentage of revenues for all periods presented.

     Research and Development.   Research and development expenses increased 26%
to $1.8 million from $1.4 million and 35% to $3.5 million from $2.6 million for the three and six month periods ended June 30, 1996, respectively, compared to the corresponding periods in 1995. Expenses increased as a result of an increase in personnel to 87 as of June 30, 1996 from 67 as of June 30, 1995. This increase reflects the Company's efforts to migrate the current AMISYS System to a client/server environment. Research and development expenses as a percentage of revenues declined to 15% during the three months ended June 30, 1996 compared to 18% during the corresponding period in 1995 and to 16% for the six months ended June 30, 1996 from 18% for the corresponding period in 1995.

     General and Administrative.   General and administrative expenses increased
41% to $1.2 million from $900,000 and 34% to $3.5 million from $2.6 million for the three and six months ended June 30, 1996, respectively, compared to the corresponding period of 1995. This increase is primarily attributable to an increase in personnel to 29 people at June 30, 1996 from 19 at June 30, 1995 primarily to expand the Company's training efforts. General and administrative expenses as a percentage of revenues remained consistent at 10% during the three months ended June 30, 1996 compared to the corresponding period in 1995 and decreased to 11% from 12% for the six months ended June 30, 1996 compared to the corresponding period in 1995.

     Income Taxes. For the three months and six months ended June 30, 1996, income tax expense was $600,000 and $972,000, respectively. During the corresponding periods of 1995, there was no income tax expense due to the recording of differences between book and taxable income arising out of the allocation of the purchase price for tax purposes among the assets of the Company as of the May 27, 1994 purchase date. Income tax expense for three months and six months ended June 30, 1996 was 35% of pre-tax income. The effective tax rate was lower than the statutory rates due to the timing of deductions allowed for income tax purposes as opposed to the periods in which they are recognized as expense in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operating activities for the six months ended June 30, 1996 was approximately $2.2 million compared to cash used in operating activities of approximately $600,000 for the six months ended June 30, 1995. The increase is primarily due to higher net income for the six-month period in 1996. The Company believes that current levels of cash flows from operations provide the Company with sufficient liquidity to meet its operating needs. The Company's non-operating cash flows are attributable to an increase in short-term investments from the proceeds generated in an offering of common stock completed on May 29, 1996, the reinvestment of investment income and capital expenditures. At June 30, 1996 the Company had $22.6 million in other short-term investments invested in money market funds.

  At June 30, 1996, the Company had $7.2 million in accounts receivable, net of allowance for doubtful accounts, and $1.5 million in deferred revenues, substantially all of which is expected to be earned over the next twelve-month period. The accounts receivable balance does not directly correspond to revenues recognized as the Company recognizes revenues primarily using the percentage of completion basis as the work is performed. Amounts billed to customers may be deferred and recognized in a future period as the work is performed and ordinarily revenues are recognized in periods subsequent to the payment of the invoice.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matter to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 30, 1996, at which time the following actions were taken:

1. Kevin R. Brown, Donald B. Hebb, Jr. and Thomas O. Pyle were reelected to the Company's Board of Directors to hold office until the 1999 Annual Meeting of Stockholders. The votes were 7,063,393 in favor of each Director and 53,150 against each Director.

The terms of the following Directors continued after the Annual Meeting of
Stockholders:  Peter J. Barris, Howard E. Cox, Jr., Gary Greenfield and Arthur
J. Marks.

2. The Directors' Stock Option Plan, providing for an award of stock options to non-employee directors, was approved by the following vote: 6,206,594 for, 880,789 against and 2,160 abstained.

Item 5.   Other Information.

On April 24, 1996 the Company filed a Registration Statement on Form S-1 (SEC File No. 333-3978) with the Securities and Exchange Commission relating to a proposed offering of common stock. Amendment No. 1 to the Company's Registration Statement was filed with the Securities and Exchange Commission on April 26, 1996. The offering was completed on May 29, 1996. The Company sold 75,500 shares and current shareholders sold 1,484,500 shares at a price to the public of $24.50 per share. The underwriters had an option to purchase an additional 232,500 shares to cover over-allotments, if any, from certain of the selling shareholders. The underwriters did not exercise their option to purchase any additional shares. The offering was made through underwriters led by Alex. Brown & Sons, Hambrecht & Quist LLC and Smith Barney Inc.

The proceeds to the Company from the sale of the 75,500 shares of common stock offered, net of underwriting discounts, were $1,744,050. The Company will use the proceeds for general corporate purposes, including payment of the offering expenses estimated at $650,000.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits: The following are annexed as Exhibits:

     Exhibit Number      Description
         11.1        Computation of Earnings (Loss) Per Share

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The undersigned signs this report pursuant to his responsibilities as Principal Financial Officer and a duly authorized officer of the Registrant.

                                 AMISYS MANAGED CARE SYSTEMS, INC.


Date:  August 9, 1996            By: /s/ Robert J. Sullivan
                                    -------------------------------------------
                                 Robert J. Sullivan
                                 Vice President, Chief Financial
                                 Officer, and Secretary and Treasurer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NUMBER    DESCRIPTION                                        PAGE
- --------------    -----------                                        ----

    11.01         Computation of Earnings (Loss) Per Share             15