Form 10-Q
period 1996-09-30
AMISYS MANAGED CARE SYSTEMS INC
filed 1996-11-13
CIK 1003202

================================================================================

                      Securities and Exchange Commission
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________

                       COMMISSION FILE NUMBER:  0-27364

                       AMISYS MANAGED CARE SYSTEMS, INC.

--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                                                     13-3355918
 ----------------------------------------                                       --------------------------------------
      (State or other jurisdiction of                                                      (I.R.S. Employer
      incorporation or organization)                                                      Identification No.)

       30 W. Gude Drive, 5th floor
            Rockville, Maryland                                                                  20850
 ----------------------------------------                                       --------------------------------------
 (Address of principal executive offices)                                                     (Zip Code)

      Registrant's telephone number, including area code:  (301) 251-8600
          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes   X      No _____
                            -----

As of October 31, 1996, there were outstanding 7,754,100 shares of Common Stock, par value $.001 per share of the Registrant.

================================================================================

                       AMISYS MANAGED CARE SYSTEMS, INC.
                                     INDEX
                                   FORM 10-Q

                                                                            PAGE
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements (unaudited)

                 Balance Sheets at September 30, 1996 (unaudited) and
                 December 31, 1995                                             3

                 Statements of Operations for the three and nine months ended
                 September 30,  1996 and 1995 (unaudited)                      4

                 Statements of Cash Flows for the nine months ended
                 September 30, 1996 and 1995 (unaudited)                       5

                 Notes to Financial Statements                                 6

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 7

PART II - OTHER INFORMATION

     Item 1-6.   Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                                    13

INDEX TO EXHIBITS                                                             14

                       AMISYS MANAGED CARE SYSTEMS, INC.
                                BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30, DECEMBER 31,
                                                                         1996         1995
                                                                         ----         ----
                                                                      (UNAUDITED)

                                     ASSETS
Current Assets
   Cash and cash equivalents                                          $ 2,639         $ 5,354
   Short-term investments                                              24,343          20,400
   Accounts receivable, net                                            10,771           6,362
   Deferred income taxes                                                  251             251
   Prepaid expenses and other                                             445             453
                                                                      -------         -------
        Total current assets                                           38,449          32,820
                                                                      -------         -------
Property and equipment, net                                             1,611             970
Purchased software, net                                                   155             255
                                                                      -------         -------
        Total assets                                                  $40,215         $34,045
                                                                      =======         =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                              $ 6,743         $ 4,404
   Income taxes payable                                                   644             118
   Deferred revenue, net                                                1,235           2,206
                                                                      -------         -------
        Total current liabilities                                       8,622           6,728
                                                                      -------         -------

Commitments and contingencies                                              --              --

Stockholders' Equity
   Common stock, $.001 par value; 25,000,000 shares
   authorized, 7,752,400 and 7,565,000 issued and
   outstanding as of September 30, 1996 and December 31, 1995,
   respectively                                                             8               8
   Accumulated deficit                                                 (1,729)         (4,753)
   Additional paid-in capital                                          33,314          32,062
                                                                      -------         -------

        Total stockholders' equity                                     31,593          27,317
                                                                      -------         -------
        Total liabilities and stockholders' equity                    $40,215         $34,045
                                                                      =======         =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       AMISYS MANAGED CARE SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                         ------------------                           -----------------
                                                           SEPTEMBER  30,                               SEPTEMBER 30,
                                                           --------------                               -------------
                                                         1996            1995                        1996           1995
                                                         ----            ----                        ----           ----
Revenues
  Systems sales                                        $ 8,379          $7,762                     $26,549        $19,648
  Support and maintenance                                2,588           1,346                       5,619          3,544
                                                       -------          ------                     -------        -------
     Total revenues                                     10,967           9,108                      32,168         23,192
                                                       -------          ------                     -------        -------

Cost of revenues                                         5,085           4,830                      16,405         13,106
                                                       -------          ------                     -------        -------

Gross profit                                             5,882           4,278                      15,763         10,086

Operating expenses
  Sales and marketing                                    1,037             717                       2,964          2,097
  Research and development                               2,012           1,476                       5,479          4,053
  General and administration                             1,284             982                       3,625          2,731
                                                       -------          ------                     -------        -------
     Total operating expenses                            4,333           3,175                      12,068          8,881
                                                       -------          ------                     -------        -------

Operating income                                         1,549           1,103                       3,695          1,205

Other income (expenses)                                    324            (116)                        957           (383)
                                                       -------          ------                     -------        -------

Income before income tax provision                       1,873             987                       4,652            822
  Income tax provision                                     656              --                       1,628             --
                                                       -------          ------                     -------        -------
Net income                                             $ 1,217          $  987                     $ 3,024        $   822
                                                       =======          ======                     =======        =======

Net income per common share and common
share equivalent                                         $0.15           $0.17                        $.37          $0.14
                                                       =======          ======                     =======        =======

Weighted average number of common
shares outstanding                                       8,241           5,900                       8,145          5,900
                                                       =======          ======                     =======        =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       AMISYS MANAGED CARE SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER  30
                                                          -------------
                                                      1996             1995
                                                     -----             ----
Cash flows from operating activities:
  Net income                                         $ 3,024           $   822
  Adjustments to reconcile net income to cash
   flows provided by operating activities, net of
   non-cash items:
   Depreciation and amortization                         609               666
   Provision for doubtful accounts                        86               131
   Deferred stock compensation                            35                --
   (Decrease) increase in cash resulting from
     changes in assets and liabilities:
     Accounts receivable                              (4,495)           (2,983)
     Deposits, prepaid expenses and other                  8              (503)
     Accounts payable and accrued expenses             2,339             2,459
     Taxes payable                                       526               (20)
     Deferred revenue                                   (971)            1,853
                                                     -------           -------

       Net cash provided by operating activities       1,161             2,425
                                                     -------           -------

Cash flows from investing activities:
  Purchase of property and equipment                  (1,150)             (770)
  Purchase of available-for-sale securities           (3,943)               --
                                                     -------           -------

       Net cash used in investing activities          (5,093)             (770)
                                                     -------           -------

Cash flows from financing activities:

     Issuance of common stock, net of costs            1,217                --
                                                     -------           -------

       Net cash provided by financing activities       1,217                --
                                                     -------           -------

Net (decrease) increase in cash                       (2,715)            1,655

Cash and cash equivalents at beginning of period       5,354             2,727
                                                     -------           -------

Cash and cash equivalents at end of period           $ 2,639           $ 4,382
                                                     =======           =======


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       AMISYS MANAGED CARE SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The financial statements included herein for AMISYS Managed Care Systems, Inc. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's December 31, 1995 financial statements and notes thereto included in the Company's Amended Annual Report on Form 10-K/A.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, sells and supports an integrated information system solution, which includes the Company's proprietary software, third-party hardware and software and implementation services (the "AMISYS System"), to health care payors and providers who offer managed care products and services. The Company's revenues are generated primarily from the sale of integrated, enterprise-wide systems. The components of these revenues consist of a license fee for the perpetual use of the software, sales of third-party hardware and software and labor charges to install and configure each system to meet the client's needs. The price of each system will vary based upon many factors including the number of covered lives, the level of third-party products required and the level of installation and configuration work provided by the Company's staff. As of September 30, 1996, the Company had licenses with 79 AMISYS System clients supporting 86 sites nationwide. During the nine months ended September 30, 1996 the Company added 15 new clients, while retaining all its existing AMISYS System clients except one that was acquired and integrated into acquiror's systems.

     Revenues are recognized for system sales and fixed fee contracts on a percentage of completion basis measured primarily by the ratio of (i) labor hours incurred to install each specific contract to (ii) total estimated labor hours. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information becomes known. Because the Company generally bills for installation and implementation on an hourly basis, these labor revenues are recognized as billed. AMISYS Systems are installed over a period of time ranging generally from nine months to a year with an average period of approximately nine months. Because revenues do not begin to be recognized until a client signs a contract and because the length of the installation process depends on factors outside the control of the Company, the Company is unable to predict accurately the amount of revenues it expects to recognize from system sales in any particular period.

     The Company also recognizes revenues from support and maintenance fees, custom modifications and the sale of third-party products. Support and maintenance fees are billed monthly and recognized as revenues when billed. Third-party products not related to system installations are billed and recognized as revenues upon shipment to the client. Revenues from custom modifications are generally recognized when billed, if the project is contracted on a time and material basis. If the project is contracted for a fixed fee, revenues are recognized on a percentage of completion basis measured primarily by the ratio of (i) labor hours incurred to complete each specific project to
(ii) total estimated labor hours.

RESULTS OF OPERATIONS

The following table sets forth the results of operations presented in the Statement of Operations as a percentage of total revenues for each period indicated.

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                       ------------------            -----------------
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------                -------------
                                        1996         1995          1996            1995
                                        ----         ----          ----            ----
Revenues
 Systems sales                          76.4%        85.2%         82.5%           84.7%
 Support and maintenance                23.6         14.8          17.5            15.3
                                        ----         ----          ----            ----
   Total revenues                      100.0        100.0         100.0           100.0

Cost of revenues                        46.4         53.0          51.0            56.5
                                        ----         ----          ----            ----

Gross profit                            53.6         47.0          49.0            43.5

Operating expenses
 Sales and marketing                     9.5          7.9           9.2             9.0
 Research and development               18.3         16.2          17.0            17.5
 General and administration             11.7         10.8          11.3            11.8
                                        ----         ----          ----            ----
   Total operating expenses             39.5         34.9          37.5            38.3
                                        ----         ----          ----            ----

Operating income                        14.1         12.1          11.5             5.2
Other income (expenses)                  3.0         (1.3)          3.0            (1.6)
                                         ---         -----          ---            -----
Income before income tax provision      17.1         10.8          14.5             3.6
 Income tax provision                    6.0          0.0           5.1             0.0
                                         ---          ---           ---             ---
Net income                              11.1%        10.8%          9.4%            3.6%
                                        =====        =====          ====            ====

     Revenues. Revenues increased 20% to $11.0 million from $9.1 million and 39% to $32.2 million from $23.2 million for the three and nine month periods ended September 30, 1996, respectively, compared to the corresponding periods in 1995. System sales revenue increased 8% to $8.4 million and 35% to $26.5 million for the three and nine month periods ended September 30, 1996, respectively, compared to the corresponding periods in 1995. This growth was due to the increased number of systems currently being installed, higher revenues per system sale, and sales to existing customers.

     For the three and nine month periods ended September 30, 1996 revenues attributable to support and maintenance increased 92% to $2.6 million and 59% to $5.6 million, respectively, compared to the corresponding periods in 1995. Increases in support and maintenance revenues over the corresponding periods in the prior year were due to an expanding client base and increased revenues from custom modifications and consulting services.

     Cost of Revenues. Cost of revenues increased 5% to $5.1 million from $4.8 million and 25% to $16.4 million from $13.1 million for the three and nine month periods ended September 30,

1996, respectively, compared to the corresponding periods in 1995. The number of people engaged in the implementation, configuration and support of the AMISYS System increased from 59 at September 30, 1995 to 82 as of September 30, 1996. The increased growth rate is due to an increased client base. Cost of sales as a percent of revenues decreased to 46% for the three-month period ended September 30, 1996 versus 53% for the corresponding period in 1995 and to 51% for the nine-month period ended September 30, 1996 versus 57% for the corresponding period in 1995. The decline is due to an increase in support and maintenance activities as a component of revenues.

     Sales and Marketing. For the three months ended September 30, 1996 sales and marketing expenses increased 45% to $1.0 million from $700,000 in the corresponding period in 1995, and 41% to $3.0 million from $2.1 million for the nine months ended September 30, 1996 compared to the corresponding period in 1995. This increase reflects an increase in sales and marketing personnel to 27 at September 30, 1996 from 21 as of September 30, 1995. This increase in personnel was due to an increase in the volume of requests for proposals and other sales efforts. The Company has a long sales cycle for its products which involves detailed demonstrations, contract negotiations and considerable client contact.

     Research and Development. Research and development expenses increased 36% to $2.0 million from $1.5 million and 35% to $5.5 million from $4.1 million for the three and nine month periods ended September 30, 1996, respectively, compared to the corresponding periods in 1995. Expenses increased as a result of an increase in personnel to 100 as of September 30, 1996 from 67 as of September 30, 1995. This increase reflects the Company's efforts to migrate the current AMISYS System to a client/server environment. Research and development expenses as a percentage of revenues increased to 18% during the three months ended September 30, 1996 compared to 16% during the corresponding period in 1995 but remained consistent at 17% for the nine months ended September 30, 1996 and the corresponding period in 1995.

     General and Administrative. General and administrative expenses increased 31% to $1.3 million from $1.0 million and 33% to $3.6 million from $2.7 million for the three and nine months ended September 30, 1996, respectively, compared to the corresponding period of 1995. This increase is primarily attributable to an increase in personnel to 30 at September 30, 1996 from 21 at September 30, 1995 primarily to expand the Company's training efforts. General and administrative expenses as a percentage of revenues increased to 12% during the three months ended September 30, 1996 compared to 11% in the the corresponding period in 1995 and decreased to 11% from 12% for the nine months ended September 30, 1996 compared to the corresponding period in 1995.

     Income Taxes. For the three months and nine months ended September 30, 1996, income tax expense was $700,000 and $1.6 million, respectively. During the corresponding periods of 1995, there was no income tax expense due to the recording of differences between book and taxable income arising out of the allocation of the purchase price for tax purposes among the assets of the Company as of the May 27, 1994 purchase date. Income tax expense for three months and nine months ended September 30, 1996 was 35% of pre-tax income. The effective tax rate was lower than the statutory rates due to the timing of deductions allowed for income tax purposes as opposed to the periods in which they are recognized as expense in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operating activities for the nine months ended September 30, 1996 was approximately $1.2 million compared to approximately $2.4 million for the nine months ended September 30, 1995. The decrease in cash flow from operations is primarily due to a large increase in accounts receivable due to the timing of client billings in the third quarter of 1996. The Company believes that current levels of cash flows from operations provide the Company with sufficient liquidity to meet its operating needs. The Company's non-operating cash flows are attributable to an increase in short-term investments from the proceeds generated in an offering of common stock completed on May 29, 1996, the reinvestment of investment income, investment of cash and capital expenditures. At September 30, 1996 the Company had $24.3 million in other short-term investments invested in money market funds and commercial paper.

     At September 30, 1996, the Company had $10.8 million in accounts receivable, net of allowance for doubtful accounts, and $1.2 million in deferred revenues, substantially all of which is expected to be earned over the next twelve-month period. The accounts receivable balance does not directly correspond to revenues recognized as the Company recognizes revenues primarily using the percentage of completion basis as the work is performed. Amounts billed to customers may be deferred and recognized in a future period as the work is performed and ordinarily revenues are recognized in periods subsequent to the payment of the invoice.

     Certain statements in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those expressed or implied by such statements. Readers should consider these statements in the context of the factors contained in the Company's Form 8-K filed July 19, 1996.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matter to a Vote of Security Holders.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits:  The following are annexed as Exhibits:

          Exhibit Number          Description
          --------------          -----------

             10.03 + *      Purchase Agreement, dated August 11, 1996,
                            between the Company and Hewlett-Packard Company.

             11.1           Computation of Earnings Per Share.

             27.01          Financial Data Schedule.
_________________________
+ CONFIDENTIAL PORTIONS OMITTED AND SUPPLIED SEPARATELY TO THE SECURITIES AND EXCHANGE COMMISSION.

* THIS EXHIBIT IS BEING FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SEPARATELY UNDER COVER OF FORM SE.

(b) Reports on Form 8-K: The Company filed a current report on Form 8-K on July 19, 1996 to report certain other information for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company filed cautionary statements identifying important factors that could cause AMISYS' actual results to differ materially from those projected in future statements made by or on behalf of AMISYS.

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

                                    AMISYS MANAGED CARE SYSTEMS, INC.


Date:  November 12, 1996            By:     /s/ Robert J. Sullivan
                                       --------------------------------
                                    Robert J. Sullivan
                                    Vice President, Chief Financial
                                    Officer, and Secretary and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------

     10.03+* Purchase Agreement, dated August 11, 1996, between the Company and Hewlett-Packard Company.

     11.01                  Computation of Earnings Per Share.

     27.01                  Financial Data Schedule.


______________________
+ CONFIDENTIAL PORTIONS OMITTED AND SUPPLIED SEPARATELY TO THE SECURITIES AND
  EXCHANGE COMMISSION.

* THIS EXHIBIT IS BEING FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SEPARATELY UNDER COVER OF FORM SE.