Form 10-Q/A
period 1996-09-30
AMISYS MANAGED CARE SYSTEMS INC
filed 1996-11-21
CIK 1003202

================================================================================

                      Securities and Exchange Commission
                            WASHINGTON, D.C.  20549

                               FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________

                       COMMISSION FILE NUMBER:  0-27364

                       AMISYS MANAGED CARE SYSTEMS, INC.

--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                               13-3355918
 ----------------------------------------     ----------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

       30 W. Gude Drive, 5th floor
            Rockville, Maryland                            20850
 ----------------------------------------     ----------------------------------
 (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (301) 251-8600

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

Item 6 of the Registrant's Form 10-Q for the quarter ended September 30, 1996 is hereby amended to include in electronic format the Purchase Agreement dated August 11, 1996, between the Company and Hewlett-Packard Company (the "Purchase Agreement").

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits:  The following are annexed as Exhibits:

          Exhibit Number          Description
          --------------          -----------

             10.03 + Purchase Agreement, dated August 11, 1996, between the Company and Hewlett-Packard Company.

             11.1           Computation of Earnings Per Share.

             27.01          Financial Data Schedule.
_________________________
+ CONFIDENTIAL PORTIONS OMITTED AND SUPPLIED SEPARATELY TO THE SECURITIES AND EXCHANGE COMMISSION.

* THE PURCHASE AGREEMENT WAS FILED IN PAPER ON NOVEMBER 12, 1996 WITH THE SECURITIES AND EXCHANGE COMMISSION SEPARATELY UNDER COVER OF FORM SE PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

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

                                    AMISYS MANAGED CARE SYSTEMS, INC.


Date:  November 21, 1996            By:     /s/ Robert J. Sullivan
                                       --------------------------------
                                    Robert J. Sullivan
                                    Vice President, Chief Financial
                                    Officer, and Secretary and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

The Index to Exhibits of the Registrant's Form 10-Q for the quarter ended September 30, 1996 is hereby amended to include in electronic format the Purchase Agreement dated August 11, 1996, between the Company and
Hewlett-Packard Company (the "Purchase Agreement").


                               INDEX TO EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------

     10.03+ Purchase Agreement, dated August 11, 1996, between the Company and Hewlett-Packard Company.



______________________
+ CONFIDENTIAL PORTIONS OMITTED AND SUPPLIED SEPARATELY TO THE SECURITIES AND
  EXCHANGE COMMISSION.

* THE PURCHASE AGREEMENT WAS FILED IN PAPER ON NOVEMBER 12, 1996 WITH THE SECURITIES AND EXCHANGE COMMISSION SEPARATELY UNDER COVER OF FORM SE PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION .