Form 10-K
period 1996-12-31
AMISYS MANAGED CARE SYSTEMS INC
filed 1997-03-06
CIK 1003202

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996     Commission File Number:  0-27364


                        AMISYS Managed Care Systems, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              13-3355918
       ------------------------              --------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

     30 West Gude Drive, 5th Floor
          Rockville, Maryland                           20850
     ---------------------------------       --------------------------
  (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (301) 251-8600

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
          -----------------------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

As of February 14, 1997 the aggregate value of the 4,009,800 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 3,748,500 shares held by all affiliates of the Registrant, was approximately $90,722,000. This figure is based on the closing sales price of $22.625 per share of the Registrant's Common Stock as reported on the NASDAQ National Market System on February 14, 1997.

Number of shares of Common Stock outstanding as of February 14, 1997:  7,758,300

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

Overview

           AMISYS Managed Care Systems, Inc. ("AMISYS" or the "Company") develops, markets and supports managed health care information systems for payors and providers who offer managed care products and services. The Company provides an integrated system solution, which includes the Company's proprietary AMISYS software, third-party hardware and software and implementation services that automate most of the operational underpinnings of the Company's managed care clients. These products and services are directed at supporting critical "risk-management" operational functions that help ensure the proper balance of premium revenue against health care utilization costs, availability and quality. The Company's AMISYS software contains 29 fully integrated applications designed to support the full range of operations in managed care and risk-management administrative functions, including premium billing and receivables, capitation, utilization management and claims adjudication and payment.

           Historically, the Company's client base consisted primarily of HMOs. Since 1992, as managed care initiatives have spread throughout the health care system, the Company has broadened its client base to include many new entities that manage health care risk or administer managed health care products. The Company's installed base now includes commercial and Medicaid HMOs, indemnity insurers, integrated delivery systems ("IDSs"), physician-hospital organizations ("PHOs"), third-party administrators ("TPAs"), and mental health and other specialty managed care organizations ("specialty carveouts"). The Company currently has licenses with 80 AMISYS clients supporting 87 sites nationwide. The Company estimates that its clients are utilizing or installing the AMISYS system to administer risk for approximately 8.2 million covered lives.

           The core architecture of the AMISYS software system allows for a high degree of functionality and flexibility, enabling clients to add or modify insurance products, change or modify contractual arrangements with provider networks, manage complex benefit structures and comply with a wide range of reporting requirements, without the need for software modifications. The AMISYS system, through its "differential-risk management" capability, is able to adapt to the reallocation of risk among the key participants in the health care industry: underwriters, administrators, employer groups, governmental entities, members and providers. The AMISYS system is designed to address a wide range of membership sizes, using the same scaleable hardware platform--Hewlett-Packard's HP3000 line of computers. This focus on a single integrated system solution for a wide range of clients allows the Company to maintain and support one core system for its entire client base, thereby maximizing enhancement and new release value to all clients.

           The Company's strategy is to build on its strong market position and the comprehensive scope of its client relationships by (i) increasing new sales to the expanding risk-management marketplace, (ii) expanding sales to existing clients, (iii) increasing its recurring revenue base, (iv) exploring strategic acquisitions and (v) migrating AMISYS to client/server technology.

Industry Background

       The health care industry is in a state of significant change with traditional roles played by payors and providers changing and merging. Since the mid-1970s, the managed care industry has grown from approximately 50 HMOs to an industry whose influence is reflected in the operations of almost all health insurance and health care delivery entities. This rapid increase in managed health care organizations is a direct result of the rapidly increasing costs of health care over the past 20 years. The broad pressure to reduce costs without sacrificing quality of care continues to be a primary force in the health insurance industry, further fueled by substantial competition between competing insurance companies and HMOs. In turn, health care delivery organizations competing for discounted fee-for- service or capitated contracts offered by insurance companies and HMOs have felt these pressures through substantial reductions in revenues. These market pressures, as well as the continued efforts to modify governmental involvement in the health care industry and in financing Medicaid and Medicare programs, continue to fuel significant changes in both the health insurance and health care delivery industries.

           Two of the most profound changes in the health insurance and health care delivery industries are: (i) the demand by the primary entities that finance health care (employers and federal and state governments) that the health care industry continue to offer less expensive but high quality health insurance options and (ii) the resulting pressures on the health care delivery organizations (i.e., providers) to accept lower fees, causing them to turn to full risk-management contracting alternatives. These changes have resulted in the need by a growing number of organizations for risk-management/managed care software to assist in meeting these challenges.

           In addition to the above-described market opportunities, the need to balance cost and quality of care requires the reporting of every occurrence of service so as to draw a clear utilization and outcome analysis of the provision of health care. While clinically-based data systems are evolving, currently only a risk-management system collects the occurrence of every service during the period of time an individual is insured. Through submission of claims or encounters, providers must furnish managed care organizations with this information in order to be reimbursed and to justify capitation rates. This requirement results in a managed care database that allows analysis of utilization patterns and outcomes.

           The Company believes that the need to manage risk will be a critical function for both payors and providers. The software vendors serving the traditional insurers, TPAs or government-funded fiscal intermediaries (Medicaid and Medicare) and those servicing hospitals or physician practices generally do not offer scaleable and comprehensive managed care software products. The sophistication and complexity of managed care systems has discouraged both the hospital information systems and insurance systems vendors from developing competitive products serving such purposes. The resulting market dynamic has provided, and is expected to continue to provide, growing opportunities for the Company's products and services.

           Commercial HMOs are the traditional buyers of the Company's systems. Providers have moved increasingly away from fee-for-service reimbursement and have assumed greater responsibility and risk in providing medical care for defined patient populations. As a result, many of these entities have become risk managers and must perform managed care administrative functions, such as enrollment benefits tracking and capitation management, that require utilization of managed care information systems. Indemnity insurance companies, including Blue Cross and Blue Shield organizations, are increasingly offering HMO-like insurance options and require health information systems that can support the full range of insurance and managed care product lines. Medicare and Medicaid HMOs have emerged in recent years as an alternative to the fiscal intermediary approach. As these entities grow in size and sophistication, the Company believes that many will require managed care information systems comparable to those utilized by commercial HMOs. TPAs are increasingly forming alliances with provider networks to offer managed care products. The Company believes that as these initiatives lead to large-scale managed care operations, many TPAs will utilize managed care information systems. Specialty carveouts have emerged in recent years to assume financial risk for the specific medical needs, including mental health, dental care and radiology, of defined patient populations. The Company believes that an opportunity exists to provide managed care information systems to all of these emerging entities.

AMISYS and Related Services

           The AMISYS system is a flexible and functional risk-management/managed care information system. The AMISYS system has a multi-option structure that enables a user to define multiple managed care insurance product lines and unique business configurations. This core functional architecture applies to each of the integrated applications, from claims processing and billing to correspondence generation and medical management. The AMISYS system makes it possible to manage the operational underpinnings of a risk-management business with a single system.

Functional Architecture

      The key to the AMISYS system's flexibility is its multi-option structure whose key components are:

Business Unit--independent geographic or profit center
Product Line--type of insurance product
Carrier--the underwriter of risk
Region--distinct geographic population
Delivery System--contracted provider networks
Risk Population--identified member populations

           The multi-option structure allows the AMISYS system to: (i) identify unique populations within product lines and properly isolate those populations to manage risk, provide utilization and cost reports and determine underwriting characteristics; (ii) structure and maintain multiple business relationships between participants in the managed care marketplace; (iii) simultaneously process data using different rules for each set of business relationships; (iv) report and roll-up data by each business relationship; (v) allow for changes in business relationships and contract arrangements; (vi) provide multiple health care insurance options with single-source administration and accountability and
(vii) perform differential risk management and/or administration of risk.

           Major Functional Components

           Medical Management. The medical management applications focus on facilitating appropriate authorization of services and clinical case tracking of high risk and high cost cases. This application set allows the user to control the utilization of inpatient or special outpatient services in a variety of ways and at varying levels of intensity. The Case Management module contains full recommendation log functionality, assuring that proper medical approval is tracked and reflected in the Claims Adjudication applications. The entire Medical Management application set is integrated with all other applications in the system.

           Flexibility of Benefit, Provider Pricing, Capitation and Premium Rate Management. The Benefit, Provider Pricing, Capitation and Premium Rate Management applications of the system are significantly enhanced by the use of a proprietary tool that allows for flexible definition of all the parameters used in the configuration of these key system functions. This tool, called key words, fully integrates with the core multi-option architecture of the system and accounts for the flexibility of the entire product.

           Claims or Encounter Adjudication, Claims Payable and Electronic Batch Claims. Multi-option core architecture provides pricing flexibility in the claims applications arena. This configuration allows the AMISYS system to provide automatic on-line and batch claims adjudication, readjudication and adjustments. In addition, the system includes Liability Recovery/Credit Banking applications that allow for proper tracking, recovery and crediting of coordination of benefits and other third-party reimbursement. The claims payable functions contain a range of features to manage the disbursement and financial control of claims payments. All of these functions are applicable to medical, hospital, drug and dental claims.

           General Reporting, Utilization Reporting and Data Warehousing. The AMISYS system offers a wide range of reporting packages that provide comprehensive reporting capabilities, including: (i) 250 reports which are standard with the system and include production, membership, general utilization cost, premium receivable and cost allocation reports; (ii) TPA and employer group reports; (iii) Data Warehouse supported by a relational database that stores utilization, premiums, membership and provider data that allows for a wide range of reports and (iv) the HEDIS 3.0 Reporting System developed by the Company that allows for flexible HEDIS reporting.

           Indemnity Insurer, TPA and PPO Special Functions. The ability of the Company to sell the AMISYS system to indemnity insurers and TPAs is in part dependent upon offering traditional functions along with AMISYS's advanced managed care capabilities. To address these markets, AMISYS offers: (i) fully integrated Life AD&D billing facilitating an integrated Health and Life AD&D premium bill; (ii) split premium billing allowing for partial direct premium payment by an employee; (iii) TPA management allowing for proper tracking of funding levels by self-insured employer groups; (iv) specific and aggregate stop-loss allowing for tracking and management of stop-loss activity levels and reimbursements and (v) for PPO processing, face-sheet generation and member/provider "on-the-fly" editing.

           The AMISYS system also offers the following third-party interfaces:
HPR Inc.'s Code Review, Patterns of Treatment; GMIS Inc.'s Claims Check; Medicode's Rebundling Product/MDR Fee Schedules; EDI Inc.'s Claims, Electronic Funds Transfer, APS Inc.'s Practice Management System, and a Datagate interface engine.

Sales and Marketing

           The Company markets and sells its products primarily through its own direct sales force. The majority of sales prospects are generated from client requests for proposals. The remainder typically comes from industry leads and demand-generation activities such as trade shows and seminars. The typical sales cycle spans a period of nine months from proposal request to contract execution. There are several benchmarks reached during the sales process, including short list, finalist and vendor of choice. The Company's sales and marketing staff dedicates significant amounts of resources during this process, including an evaluation of the potential client, presentations and demonstrations of the AMISYS system, client site visits, corporate visits and contract negotiations.

           The Company entered into non-exclusive agreements with Cerner Corporation and PHAMIS, Inc., under which the AMISYS system will be offered as a part of the system solutions packages offered by these companies. The Company has also entered into an agreement with Perot under which Perot offers the AMISYS system on a time share basis to smaller managed care clients and pays monthly member fees to the Company. See "Business-Contractual Relationships."

Client Services

           The Company seeks to provide a comprehensive range of services to its clients through its client services and support capabilities. The Client Services Group has four key responsibilities: (i) pre-contracting business needs assessment; (ii) system implementation; (iii) ongoing client support and (iv) special services to clients with specific needs.

           To address the nationwide scope of support and the close relationship the Company develops with its clients, the Client Services Group is structured into northeast, northcentral, southeast, southwest and west regional teams. A nationwide help desk operates out of the Company's Rockville headquarters. A special services group also based in Rockville addresses nationwide conversion, hardware configuration and business analysis needs.

           Prior to the execution of new license agreements and for nine to twelve months thereafter, the Company's regional service group works closely with the client to implement the system. The assessment may involve an evaluation of benefit offerings, provider contracting arrangements, utilization management policy review, premium structure review and review of several of the client's other operational areas. Upon completion of the evaluation, the Company's staff works with the client to configure the AMISYS system, complete the conversion and train the client in the configuration, use and operation of the system. Implementation fees are based upon an hourly charge for labor, with the total hours determined during the business assessment.

           Following implementation, the Company offers ongoing support services for both functional use of the product and software maintenance. Support fees are paid monthly and, in general, contracted annually. The pricing structure of the support fees are based upon a fixed percentage of the license fee and total number of sites to be supported per client.

           Because many of the Company's clients are growing and the industry and competitive environments are changing, clients often require special services to address one-time needs such as additions of significant new business opportunities. These special services are supplied by the regional service teams on an hourly billing basis.

Clients

           Historically, the Company's client base consisted primarily of HMOs. Since 1992, as managed care initiatives have spread throughout the health care system, the Company has broadened its client base to include many new entities to manage health care risk or administer managed health care products. the Company's installed base now includes commercial and Medicaid HMOs, indemnity insurers, IDSs, PHOs, TPAs and specialty carveouts. The Company currently has licenses with 80 AMISYS clients supporting 87 sites nationwide. The Company estimates that its clients are utilizing or installing the AMISYS system to administer risk for approximately 8.2 million covered lives.

           The Company has retained all of its AMISYS system clients except three that were acquired and integrated into the acquirer's systems. The following chart, showing the number of system sales to clients in each of the last six years, illustrates the growing diversity of the Company's clients.

                           AMISYS System License Sales
                              (By year contracted)


                                                                                                 No Longer
                                                                                                  Using
                                                                                                  AMISYS
                                1990     1991     1992     1993    1994   1995   1996   Total   System(1)   Total
                                ----     ----     ----     ----    ----   ----   ----   -----   ---------   -----
Commercial HMOs............      4         5       9        4        5      8      8     43        (2)        41
IDSs/Providers.............      0         1       0        4        5      3      2     15        (1)        14
Medicaid HMOs..............      0         0       2        2        0      5      0      9         0          9
Indemnity Insurers.........      1         0       0        0        3      2      4     10         0         10
PPOs/Specialty carveouts...      0         0       0        1        2      0      1      4         0          4
TPAs.......................      0         0       1        0        0      1      0      2         0          2
                               ---       ---    ----     ----     ----   ----    ---   ----      ----       ----
Total......................      5         6      12       11       15     19     15     83        (3)        80
                               ===       ===     ===      ===      ===    ===     ==    ===       ===        ===

---------------
(1) These clients were acquired by or merged with other managed care firms.

Research, Development and Technology

           The Company's product development efforts focus on: (i) enhancements to the AMISYS system through new applications and improvements to existing applications; (ii) maintenance of software and (iii) extending product offering to client/server technology platform. The Company believes that timely development of new applications and enhancements is essential to maintain its competitive position in the market.

           In developing new product enhancements, the Company works closely with clients to determine their ongoing product needs. The Company believes that these collaborative efforts lead to improved functionality and a superior product. The Company also works closely with Hewlett-Packard ("HP") to ensure compatibility with new operating systems and hardware upgrades.

           The Company's current product research and development enhancement efforts are directed towards developing new applications each year for sale to the existing client base and new clients. The Company expects to introduce a web browser, indemnity functionality, and a stand alone data warehouse.

           The Company is actively developing a migration of AMISYS to a UNIX/NT, client/server open environment. The migration of AMISYS is being undertaken to address the long-term strategic need to take full advantage of client/server and relational database technology, as they evolve in their ability to handle large and transaction intensive systems. This migration of AMISYS is expected to leverage the Company's current product investment because it allows for the actual migration, rather than the rewrite, of approximately 60% of the existing AMISYS system code. The resulting product will meet open standards, provide graphical user interface, use RDBMS technology and take advantage of client/server scalability.

Hardware Platform

           The AMISYS system currently operates on the Hewlett-Packard HP3000 family of computers. The computers in this family range from the HP3000/918 LX, which supports from four to eight users, to the HP3000/995, which supports over 1,000 users.

           The HP3000 family is a high-performance on-line transaction processing system that is particularly important in applications such as claims processing. The majority of the models are field upgradeable to the next larger model through a simple change of the main processing board. The memory, disk drives and other peripheral hardware components are interchangeable among various models. Additional software modifications of the AMISYS system are not required in order to expand to the next larger model. The Company is seeking to position the AMISYS system to manage databases in excess of one million lives, a scale which has not yet been commercially achieved. There can be no assurance that the Company will be successful in this regard.

           The Company considers Hewlett-Packard to have advanced upwardly compatible hardware which allows for large capacity processing without the environmental and personnel requirements of mainframe systems.

Migrating AMISYS to Client/Server

           The Company believes that its continued success will be dependent upon its ability to maintain the AMISYS system at the forefront of new technological developments through new applications and enhancements to the existing product. The Company has identified a significant opportunity in migrating AMISYS to client/server technology, which meets open standards, offers graphical user interfaces and utilizes relational database technology. Initially, client/server technology was not well suited to the risk-management/managed care administrative processing systems marketplace due to the large, complex and transaction intensive processing requirements of managed care organizations. However, recent technological advances may render client/server environment capable of accommodating the complexity and scale of transactions processed by the Company's clients and potential clients and, accordingly, the Company believes technical migration to a client/server environment is practical and appropriate. The Company intends to migrate AMISYS to client/server technology using a new scaleable three-tier architecture that will run on HP 9000, IBM 6000 and DEC ALPHA platforms. The Company's proposed client/server system would have database accessibility to Oracle, Sybase and Informix and would allow the Company to supply both hardware and database-independent solutions, while maintaining the ability to process large and complex transaction loads.

           A migration of AMISYS to a client/server environment will involve the expenditure of a significant amount of the Company's resources. There can be no assurance that the Company will be able to successfully migrate AMISYS to a client/server environment, that such a migration will not result in unexpected costs, delays or system failures, or that demand will exist for an AMISYS client/server product.

Contractual Relationships

           License Agreements

           The AMISYS system is offered to clients through license agreements. Pursuant to these agreements, the Company grants to each client a non-exclusive, non-transferable perpetual license to the AMISYS system and third-party software on a user or geographic-specific basis, together with installation, software modifications and training. Under these agreements, clients are required to maintain the confidentiality of the Company's trade secrets and proprietary information. The license agreements provide for initial support of the Company's product for a specified period following installation. Payment terms include milestone payments during the installation process, typically the commencement of installation, delivery of hardware and system operation. In certain contracts, additional payments are due upon the client's achievement of certain membership size levels.

           Client Support Agreements

           In addition to license agreements, the Company typically enters into client support agreements having terms from one to five years, but providing for prior termination at the option of the client. These agreements provide for the provision of support services, including hot-line support, a designated account manager, on-site system review, training and software maintenance. Clients pay a fixed monthly fee, normally a percentage of the original license fee, with additional charges payable upon the addition of new geographic sites. In addition, the contracts call for a yearly cost of living percentage increase.

           Hewlett-Packard Agreement

           The Company's contract with HP provides for hardware purchases by the Company under discounts varying by HP product. The Company's contracts with HP have had one-year terms, with the most recent contract due to expire in August 1997. The Company is an HP "Preferred Solution Partner" and believes its relations with HP are good.

Competition

           The market for the sale of health care information systems is highly competitive. The Company believes its most significant competitors are Computer Science Corporation, Health Systems Design Corp., Erisco (a division of Cognizant Corporation), The Compucare Company and IDX Systems Corporation. The Company also competes with in-house systems developed by large managed care organizations. Competitive factors in the Company's market include breadth of product features, product quality and functionality, client service and support, price, financial stability and capacity to produce ongoing product enhancements. Certain of the Company's competitors and potential competitors have greater financial, technical, marketing and sales resources than the Company.

Proprietary Rights and Licenses

           The Company relies on a combination of trade secret, trademark and copyright laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company distributes the AMISYS system under software license agreements that typically grant clients non-exclusive and non-transferable licenses to use the product. Use of the product is typically restricted to computers at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of software products. The Company also seeks to protect its trade secrets and other proprietary information through non-disclosure agreements with employees and consultants. Despite these precautions, there can be no assurance that misappropriation of the Company's proprietary technology will not occur. Although the Company believes that its intellectual property rights do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company, and such claims could result in material adverse effects upon the Company.

Company Background

           The Company was founded as a Maryland corporation in 1976, under the name Jurgovan and Blair, Inc. ("JBI"). In July 1986, American International Group, Inc. ("AIG") acquired JBI through the merger of JBI with a wholly-owned subsidiary of AIG. In 1988, JBI was merged with American International Healthcare, Inc. ("AIHI") with JBI surviving the merger. Immediately following the merger, the name was changed to American International Healthcare, Inc. In July 1992, the Company was reorganized by AIG and became solely a software vendor. The other businesses within the Company were transferred to other AIG companies or sold. In May 1994, AIHI was acquired by and merged with AIH Systems, Inc., a Delaware corporation. AIHI survived the merger and immediately changed its name to AIH Systems, Inc. The Company adopted the name Advanta
Systems, Inc. in February 1995 and changed its name to AMISYS Managed Care Systems, Inc. in November 1995.

     The Company's executive offices are located at 30 West Gude Drive, Fifth Floor, Rockville, Maryland 20850. Its telephone number is (301) 251-8600.


Employees

           At December 31, 1996, the Company had a total of 255 employees, 39 of whom were engaged in administration, 26 in sales and marketing, 110 in research and development and 80 in client support. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

           In January 1997 the Company entered into a new lease for its existing office space in Rockville, Maryland for its corporate headquarters. Under the terms of the new lease the Company will expand the office space to 90,000 square feet from the 46,000 square feet previously leased. The additional space will be obtained over a period of 10 months. The Company also leases approximately 3,800 square feet in Seattle, Washington for regional sales. The Company believes that its current facilities are adequate for its current needs and future growth and that additional suitable space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS.
      None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None to report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Common stock of AMISYS Managed Care Systems, Inc. is listed on the NASDAQ National Market System under the symbol AMCS. At February 14, 1997 there were approximately 34 shareholders of record. The high and low sales prices for the common stock is presented for each quarter in the last year ended December 31, 1996 and for the period December 20, 1995 (date of the initial public offering) through December 31, 1995.

    The Company has not paid any dividends on its common stock and does not anticipate any payment of dividends in future periods.

                                                             Stock Price

                                                      High                  Low
                                                      ----                  ---
      December 31, 1995(1)                          $ 20.00              $ 15.00
      March 31, 1996                                  23.25                16.00
      June 30, 1996                                   27.875               17.75
      September 30, 1996                              28.25                19.00
      December 31, 1996                               27.50                12.25
 ..........


(1) Price information is reported for the period December 20, 1995, date of initial public offering of common stock, through December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table summarizes certain selected financial data for the Company, the surviving corporation of a merger between AIHI and AIH Systems, Inc. The selected financial data reflects the segregation of the operating activities for the periods of different ownership. This financial data should be read in conjunction with the Company's financial statements, and the notes thereto, as of December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995, and the periods May 27, 1994 to December 31, 1994, January 1, 1994 to May 26, 1994, and the report of independent accountants thereon, and with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8 "Financial Statements and Supplementary Data" which are included elsewhere in this document.

                                                                 AMISYS

                                              AMISYS      AMISYS     Combined     AMISYS                AIHI
                                              ------      ------  |  --------  |  ------     -----------------------------
                                               Year        Year   |     (1)    |  May 27,    Jan. 1,
                                              Ended       Ended   | Year Ended |   1994-     1994 to        Years Ended
                                             Dec. 31,    Dec. 31, |   Dec. 31, | Dec. 31,    May 26,        December 31,
                                               1996        1995   |    1994    |   1994        1994       1993        1992
                                               ----        ----   |    ----    |   ----        ----       ----        ----
                                                                  | (unaudited)|
                                                                  |            |
Statement of Operations Data:                                     |            |
   Revenues                                                       |            |
      System sales ......................    38,476      $26,753  | $17,960    | $11,642     $6,318     $11,698     $ 8,332
      Support and maintenance ...........     7,962        5,034  |   4,475    |   2,745      1,730       2,556       3,221
      Contract services (2) .............       --           --   |     --     |     --         --        1,400       6,529
                                            -------      -------  | -------    | -------     ------     -------     -------
           Total revenues ...............    46,438       31,787  |  22,435    |  14,387      8,048      15,654      18,082
   Cost of revenues (3) .................    24,264       17,278  |  12,116    |   7,714      4,402       9,583      13,345
                                            -------      -------  | -------    | -------     ------     -------     -------
   Gross profit .........................    22,174       14,509  |  10,319    |   6,673      3,646       6,071       4,737
                                            -------      -------  | -------    | -------     ------     -------     -------
   Operating Expenses                                             |            |
      Sales and marketing ...............     3,935        2,961  |   1,330    |     738        592       1,097         880
      Research and development ..........     7,715        5,502  |   4,978    |   3,270      1,708       2,290       2,593
      General and administrative (4) ....     5,039        3,871  |   2,538    |   1,738        800       1,838       2,292
      Write-off of purchased research and                         |            |
        development (5) .................       --           --   |   6,516    |   6,516        --          --          --
      Write-down of assets (6) ..........       --           --   |     --     |     --         --          --        8,380
                                            -------      -------  | -------    | -------     ------     -------     -------
           Total operating expenses .....    16,689       12,334  |  15,362    |  12,262      3,100       5,225      14,145
                                                                  |            |
   Operating income (loss) ..............     5,485        2,175  |  (5,043)   |  (5,589)       546         846      (9,408)
   Other income (expenses) ..............     1,318         (500) |    (357)   |    (363)         6         (27)        (16)
                                            -------      -------  | -------    | -------     ------     -------     -------
   Income (loss) before income tax                                |            |
      provision .........................     6,803        1,675  |  (5,400)   |  (5,952)       552         819      (9,424)
   Income tax (benefit) provision .......     2,106          --   |     695    |     476        219         321      (3,100)
   Cumulative effect of change in                                 |            |
      accounting for income taxes........       --           --   |     --     |     --         --          --          241
                                            -------      -------  | -------    | -------     ------     -------     -------
   Net income (loss) ....................   $ 4,697      $ 1,675  | $(6,095)   | $(6,428)    $  333     $   498     $(6,565)
                                            -------      -------  | -------    | -------     ------     -------     -------
   Net income (loss) per share (7) ......   $  0.57      $  0.28  | $ (1.03)   | $ (1.09)
   Weighted average common and common                             |            |
      equivalent shares .................     8,274        5,949  |   5,900    |   5,900


                                                                  AMISYS                                AIHI
                                                 -----------------------------------------  |  -----------------------
                                                                December 31,                |        December 31,
                                                 -----------------------------------------  |  -----------------------
                                                    1996           1995           1994      |    1993           1992
                                                    ----           ----           ----      |    ----           ----
                                                                             (in thousands) |
                                                                                            |
Balance Sheet Data:                                                                         |
  Cash and cash equivalents.................     $  24,087       $   5,354      $   2,727   |   $   1,136      $     118
  Short-term investments....................         2,389          20,400             --   |          --             --
  Working capital...........................        31,349          26,092          5,110   |       2,315          2,400
  Total assets..............................        44,402          34,045         10,167   |       9,833         10,358
  Long-term debt............................            --              --         10,100   |       1,509          2,158
  Stockholders' equity (deficit)............        33,784          27,317         (6,395)  |       2,875          2,378

---------------------------------

(1) Includes the results of operations of AIHI for the period prior to the acquisition, January 1, 1994 to May 26, 1994 combined with the actual results of the Company for the remainder of the periods shown. These combined results are unaudited because they represent the sum of the amounts derived by combining the results for the audited period January 1, 1994 to May 26, 1994 and, in the case of the full year 1994 results, the audited period May 27, 1994 to December 31, 1994, during periods of different ownership.
(2) Represent revenues generated by a majority-owned subsidiary divested in 1993 and certain health care information consulting operations transferred in 1992 to AIG.
(3) Includes cost of revenues of $6.2 million and $1.1 million for 1992 and 1993, respectively, generated by a majority-owned subsidiary divested in 1993 and certain health care information consulting operations transferred in 1992 to AIG.
(4) Includes general and administrative expenses of $249,000 and $130,000 for 1992 and 1993, respectively, generated by a majority-owned subsidiary divested in 1993.
(5) On May 26, 1994, the Company acquired AIHI in a transaction accounted for as a purchase. The purchase price was allocated among the assets with $6.5 million allocated to purchased research and development. Because the purchased research and development had not reached the stage of technological feasibility, this amount was written off as of the same date.
(6) Represents non-recurring, non-cash total charges of $8.4 million recorded at June 30, 1992 to reflect the write-down of assets, primarily capitalized software costs related to an obsolete software product previously sold to a third party.
(7) Per share amounts are computed on the basis of Note 1 of Notes to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Background

    Prior to May 27, 1994, the Company was a wholly owned subsidiary of AIG.
In July 1992, the Company was reorganized by AIG, and it became solely a software systems vendor with its other businesses transferred to other AIG companies or sold. The Company was acquired in May 1994 and completed an initial public offering in December 1995.

    On May 26, 1994, the Company acquired AIHI in a transaction accounted for as a purchase. The purchase price was allocated among the assets with $6.5 million allocated to purchased research and development and $1.2 million allocated to existing software. Both of these allocations were made based on discounted cash flow estimates of the net present value of the products. Because the purchased research and development had not reached the stage of technological feasibility, this amount was written off as of the same date.

Revenue Recognition

    The Company develops, sells and supports an integrated information system solution, AMISYS, to health care payors and providers who offer managed care products and services. As of December 31, 1996, the Company had licenses with 80 AMISYS clients supporting 87 sites nationwide. The Company's revenues are generated primarily from the sale of integrated, enterprise-wide systems. The components of these revenues consist of a license fee for the perpetual use of the software, sales of third-party hardware and software and labor charges to install and configure each system to meet the client's needs. The price of each system will vary based upon many factors including the number of covered lives, the level of third-party products required and the level of installation and configuration work provided by the Company's staff.

    Revenues are recognized for system sales on a percentage of completion basis measured primarily by the ratio of (i) labor hours incurred to install each specific contract to (ii) total estimated labor hours to complete each specific installation. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information becomes known. Because the Company generally bills for installation and implementation on an hourly basis, these labor revenues are recognized as billed. AMISYS systems are installed over a period of time ranging generally from nine months to a year. Because revenues do not begin to be recognized until a client signs a contract and because the length of the installation process depends on factors outside the control of the Company, the Company is unable to predict accurately the amount of revenues it expects to recognize from system sales in any particular period.

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

Backlog

    As of December 31, 1996, the Company had a total backlog of $14.1 million compared to a backlog of $12.0 million as of December 31, 1995. Backlog is comprised of unrecognized revenues for system sales and support and maintenance for which there are signed agreements expected to be completed within the next twelve months. There can be no assurance that contracts included in backlog will in fact generate the specified revenues or that these revenues will be fully recognized within the twelve-month period.

Results of Operations

    The following table sets forth the results of operations and the percentage of total revenues for each period indicated prepared on the following basis: The results of operations for AIHI for the period January 1, 1994 to May 26, 1994 and for the Company for the period May 27, 1994 to December 31, 1994 have been combined and are presented unaudited. The discussion of results of operations below is also set forth on this basis, which management believes allows for comparability among the periods presented.

                                                                        AMISYS
                                                                         AIHI
                                                  AMISYS               Combined
                                            ---------------------      --------
                                                  Years Ended December 31,
                                            ------------------------------------
                                               1996         1995         1994
                                               ----         ----         ----
                                                     (in thousands)
Revenues
   System sales .........................   $ 38,476     $ 26,753     $ 17,960
   Support and maintenance ..............      7,962        5,034        4,475
                                            --------     --------     --------
           Total revenues ...............     46,438       31,787       22,435

Cost of revenues ........................     24,264       17,278       12,116
                                            --------     --------     --------

Gross profit ............................     22,174       14,509       10,319

Operating expenses
   Sales and marketing ..................      3,935        2,961        1,330
   Research and development .............      7,715        5,502        4,978
   General and administrative ...........      5,039        3,871        2,538
   Write-off of purchased research
      and development ...................         --           --        6,516
                                            --------     --------     --------
           Total operating expenses .....     16,684       12,334       15,362
                                            --------     --------     --------

Operating income (loss) .................      5,485        2,175       (5,043)
Other income (expenses)
   Interest expense .....................        (38)        (622)        (410)
   Interest income ......................      1,329          101           39
   Other ................................         27           21           14
                                            --------     --------     --------
           Total other income (expenses)       1,318         (500)        (357)
                                            --------     --------     --------

Income (loss) before income tax provision      6,803        1,675       (5,400)
   Income tax provision .................      2,106           --          695
                                            --------     --------     --------

Net income (loss) .......................   $  4,697     $  1,675     $ (6,095)
                                            --------     --------     --------


                                                                                                  AMISYS
                                                                                                   AIHI
                                                                      AMISYS                     Combined
                                                              --------------------------         --------
                                                                           Year Ended December 31,
                                                              ---------------------------------------------
                                                                   1996             1995               1994
                                                                   ----             ----               ----
Statement of Operations Data as Percentages
   of Total Revenues:
Revenues
   System sales...........................................         82.9%            84.2%             80.1%
   Support and maintenance................................         17.1             15.8              19.9
                                                                  -----            -----             -----
           Total revenues.................................        100.0            100.0             100.0

Cost of revenues..........................................         52.3             54.4              54.0
                                                                  -----            -----             -----
Gross profit..............................................         47.7             45.6              46.0

Operating expenses
   Sales and marketing....................................          8.5              9.3               5.9
   Research and development...............................         16.6             17.3              22.2
   General and administrative.............................         10.8             12.2              11.3
   Write-off of purchased research and development........           --               --              29.1
                                                                  -----            -----             -----

           Total operating expenses.......................         35.9             38.8              68.5
                                                                  -----            -----             -----
Operating income (loss)...................................         11.8              6.8             (22.5)
Other income (expenses)
   Interest expense.......................................         (0.1)            (1.9)             (1.8)
   Interest income........................................          2.9              0.3               0.1
   Other   ...............................................           --              0.1               0.1
                                                                  -----            -----             -----
           Total other income (expenses)..................          2.8             (1.5)             (1.6)
                                                                  -----            -----             -----
Income (loss) before income tax provision.................         14.6              5.3             (24.1)
   Income tax provision...................................         (4.5)             0.0               3.1
                                                                  -----            -----             -----
Net income (loss).........................................         10.1%             5.3%            (27.2%)
                                                                  -----            -----             -----

Years Ended December 31, 1996 and 1995

           Revenues. In 1996 revenues increased 46.1% to $46.4 million from $31.8 million in 1995. System sales revenues increased 43.8% to $38.5 million from $26.8 million due to sales of new systems and sales into the existing customer base. Revenues attributable to support and maintenance increased 58.2% to $8.0 million in 1996 from $5.0 million in 1995. This increase is attributable to higher support fees from existing customers and increased consulting revenues.

           Cost of Revenues. In 1996 cost of revenues increased 40% to $24.3 million from $17.3 million in 1995, improving gross profit margins to 48% from 46%. This improvement reflects a changing mix of revenue toward software products. As of December 31, 1996, there were 80 people engaged in installation and support of new and existing clients compared to 61 at December 31, 1995.

           Sales and Marketing: In 1996 sales and marketing expenses increased 33% to $3.9 million from $3.0 million in 1995. This increase is due to continued increases in the volume of requests for proposals and other sales efforts. The Company has a long sales cycle for its products which involves detailed demonstrations, contract negotiations and a significant amount of client contact. Sales and marketing personnel increased to 26 as of December 31, 1996 compared to 22 in 1995.

           Research and Development. In 1996 research and development expenses increased 40% to $7.7 million from $5.5 million. The number of personnel involved in research and development activities increased 45% to 110 at December 31, 1996 compared to 76 at December 31, 1995.

           General and Administrative. In 1996 general and administrative expenses increased 30% to $5.0 million from $3.9 million in 1995. Additional personnel were added in 1996 in order to provide an infrastructure to support the Company's growth. At December 31, 1996 there were 39 general and administrative personnel compared to 23 as of December 31, 1995.

           Income Taxes. In 1996 income tax expense was 31% of pre-tax income. There was no provision for income taxes for 1995. As of December 31, 1996, the valuation allowance for the deferred tax asset previously reported with respect to the tax effect of those differences was reduced, reflecting management's estimate that the deferred tax asset would more likely than not be realized. The valuation allowance may be further reduced in future periods resulting in a lower effective tax rate in those periods if the Company continues to report taxable income in future periods or events occur which indicate the remaining deferred tax asset will more likely than not be realized. Such realization is directly dependent on the Company's future operations which in turn are dependent on the Company's product enhancements and technological feasibility being reached as the client/server product.

Years Ended December 31, 1995 and 1994

           Revenues. In 1995 revenues increased 42% to $31.8 million from $22.4 million in 1994. System sales revenues increased 49% to $26.8 million from $18.0 million due to 19 system sales during the year compared with 15 system sales in 1994. Included in the 19 system sales was one sale which accounted for more than 10% of revenues for the year. In 1995 revenues attributable to support and maintenance increased 12% to $5.0 million from $4.5 million in 1994. A large increase in support and maintenance revenues over the corresponding period in the prior year, due to an expanding client base, was offset by revenues from custom modifications which remained relatively constant with last year.

           Cost of Revenues. In 1995 cost of revenues increased 43% to $17.3 million from $12.1 million in 1994. During the year ended December 31, 1995, the Company responded to increased growth by hiring and training additional consultants and support personnel to implement and configure the AMISYS system and to train clients. As of December 31, 1995, there were 61 people engaged in installation and support of new and existing clients compared to 48 as of December 31, 1994. Cost of revenues as a percentage of system sales and support and maintenance revenues remained constant at 54% for 1995 compared to 1994.

           Sales and Marketing. In 1995 sales and marketing expenses increased 123% to $3.0 million from $1.3 million in 1994 as a result of an increase in sales and marketing personnel to 22 as of December 31, 1995 compared to 13 in 1994. This increase was due to an increase in the volume of requests for proposals and other sales efforts.

           Research and Development. In 1995 research and development expenses increased 11% to $5.5 million from $5.0 million during 1994. Expenses increased as a result of an increase in personnel to 76 as of December 31, 1995 from 46 as of December 31, 1994. This increase reflects the Company's effort to replace contract labor with in-house personnel.

           General and Administrative. In 1995 general and administrative expenses increased 53% to $3.9 million from $2.5 million in 1994. This increase was primarily attributable to an increase to 23 people at December 31, 1995 from 17 people at December 31, 1994, to assist the Company in managing its growth.

           Income Taxes. There is no provision for income taxes for 1995 due to the recording of differences between book and taxable income arising out of the allocation of the purchase price for tax purposes among the assets of the Company as of the May 27, 1994 purchase date. As of December 31, 1995, the valuation allowance for deferred taxes previously reported with respect to the tax effect of those differences was reduced in an amount equal to a portion of the current provision, reflecting management's belief that a portion of the deferred tax asset would more likely than not be realized. The remaining valuation allowance exists as of December 31, 1995 because, based on the weight of all available evidence, management believes it is more likely than not that the remaining deferred tax asset will not be realized. To the extent that the Company reports taxable income in future periods, or events occur which indicate that the remaining deferred tax asset will more likely than not be realized, the valuation allowance may be further reduced resulting in a lower effective tax rate in those periods. The Company believes that it is more likely than not that the deferred tax asset will not be realized because such realization is directly dependent on the Company's future operations which in turn are dependent on the Company's client/server product reaching technological feasibility. Although the Company experienced a loss for the year ended December 31, 1994, the Company recorded a tax provision to reflect the timing of deductions allowable for tax purposes compared to book purposes. See Note 7 of Notes to Financial Statements.

Years Ended December 31, 1994 and 1993

           Revenues. In 1994, revenues increased 43% to $22.4 million from $15.7 million in 1993. Included in 1993 revenues were $1.4 million of contract services revenues from the joint venture divested in 1993. In 1994, revenues from system sales increased 54% to $18.0 million from $11.7 million for 1993 due to the increased number of systems sold. Support and maintenance revenues increased 75% due to increases in custom modifications during 1994. In 1994, total revenues for system sales and support and maintenance (which represent AMISYS system-related revenues) increased 57% from 1993.

           Cost of Revenues. In 1994, cost of revenues increased 26% to $12.1 million from $9.6 million in 1993. Included in cost of revenues for 1993 were $1.1 million related to contract services revenues from the divested joint venture. In 1994, cost of revenues for system sales and support and maintenance increased 44% to $12.1 million from $8.4 million in 1993. The lower growth rate of cost of sales compared to revenues was due to lower growth rates of amortization and labor. Cost of revenues for system sales and support and maintenance as a percentage of revenues remained constant at 54% for 1994 and 1993.

           Sales and Marketing. In 1994, sales and marketing expenses increased 21% to $1.3 million from $1.1 million in 1993. This increase was attributable in part to the added cost of selling 15 systems in 1994 compared with 11 systems in 1993. This increase also related to the hiring of additional staff involved in the sale and marketing of the AMISYS system. The number of staff rose to 12 at the end of 1994 compared to 9 at the end of 1993.

           Research and Development. In 1994, research and development expenses increased 117% to $5.0 million from $2.3 million in 1993. This increase was generally attributable to an increase in personnel to 46 at the end of 1994 from 38 at the end of 1993 and the cost of a significant amount of contract development work performed during 1994.

           General and Administrative. In 1994, general and administrative expenses increased 38% to $2.5 million from $1.8 million in 1993. Included in general and administrative expenses are the cost of adding personnel to build the infrastructure of the Company and the cost of administering the Company as a free-standing organization. Included in general and administrative expenses for 1993 is $130,000 related to the divested joint venture.

           Write-Off of Purchased Research and Development. On May 26, 1994, the Company acquired AIHI in a transaction accounted for as a purchase. The purchase price was allocated among the assets, with $6.5 million allocated to purchased research and development. Because the purchased research and development had not reached technological feasibility, this amount was written off as of the same date.

           Income Taxes. In 1994, income tax expense increased 117% to $695,000 compared to $321,000 in 1993, but declined as a percentage of pre-tax income to 13% in 1994 from 39% in 1993. These rates vary due to the differences in the timing of deductions for expenses for accounting purposes versus tax purposes. Although the Company experienced a loss for the period ended December 31, 1994, the Company recorded a tax provision to reflect the timing of deductions allowable for tax purposes compared to book purposes. The primary expenses giving rise to the book loss which were not allowable for tax purposes were the write-off of purchased research and development costs, expenses associated with the acquisition of AIHI and depreciation and amortization. A valuation allowance was established at December 31, 1994 to fully offset the deferred tax assets associated with the tax effect of future deductible items, since it was more likely than not that the benefit would not be realized. See Note 7 of Notes to Financial Statements.

Quarterly Results of Operations

     The following tables set forth certain unaudited quarterly financial data for the year ended December 31, 1996 and 1995. This quarterly unaudited financial information has been prepared on the same basis as the annual Financial Statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for the fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

    The Company typically experiences fluctuations in its quarterly revenues and expenses. These fluctuations are caused by factors including the timing of the signing of contracts for new system installations, the ability of the client to control the implementation process, the timing of the purchase of third-party products and delivery by vendors and the demand for custom modification.

                                                                             Three Months Ended
                                              ------------------------------------------------------------------------------
                                              December  September   June      March   December   September    June     March
                                              31, 1996  30, 1996  30,1996    31,1996  31,1995     30,1995    31,1995  31,1995
                                              --------  --------  -------    -------  -------     -------    -------  -------
Statements of Operations Data:
   Revenues...............................
      System sales........................    $11,927   $ 8,379   $ 9,937    $ 8,233    $7,105    $7,762     $6,770    $5,116
      Support and maintenance.............      2,343     2,588     1,636      1,395     1,490     1,346      1,066     1,132
                                                -----     -----     -----      -----     -----     -----      -----     -----
        Total revenues....................     14,270    10,967    11,573      9,628     8,595     9,108      7,836     6,248
   Cost of revenues.......................      7,859     5,085     6,152      5,168     4,172     4,830      4,565     3,711
                                                -----     -----     -----      -----     -----     -----      -----     -----
   Gross profit...........................      6,411     5,882     5,421      4,460     4,423     4,278      3,271     2,537
   Operating expenses.....................      4,621     4,333     4,089      3,646     3,453     3,175      2,987     2,719
                                                -----     -----     -----      -----     -----     -----      -----     -----
   Operating income (loss)................      1,790     1,549     1,332        814       970     1,103        284      (182)
   Income (loss) before income tax
      provision...........................      2,151     1,873     1,635      1,144       853       987        141      (306)
   Income tax provision...................        478       656       565        407        --        --         --        --
                                                -----     -----     -----      -----     -----     -----      -----     -----
   Net income (loss)......................     $1,673    $1,217   $ 1,070    $   737    $  853    $  987    $   141    $ (306)
                                               ======    ======   =======    =======    ======    ======    =======    ======

Liquidity and Capital Resources

           On December 26, 1995, the Company raised $29.6 million, net, through the issuance of Common Stock. Of these proceeds, $10.1 million was used to repay subordinated notes issued in connection with the acquisition of AIHI from AIG on May 27, 1994. The terms of the notes required repayment of the notes upon completion of a qualified initial public offering of stock.

           Since May 27, 1994, the Company has utilized its own resources to fund its operations. During the years ended December 31, 1996 and 1995, the Company generated $1.6 million and $4.6 million of cash from operations, respectively. For the full year 1994, the Company utilized $797,000 of cash for operations.

           At December 31, 1996, the Company $24.1 million in cash invested in money market funds and short-term time deposits with commercial banks and $2.4 million in short-term investments. As of December 31, 1995, the Company had $5.4 million in cash invested in short-term time deposits with commercial banks and short-term investments of $20.4 million representing net proceeds from the initial public offering of stock after repayment of the subordinated notes.

           At December 31, 1996 and 1995, the Company had $14.8 million and $6.4 million, respectively, in accounts receivable, net of allowance for doubtful accounts. Accounts receivable are generally collected over a range of 60 to 100 days. The accounts receivable balance does not directly correspond to revenues recognized as the Company recognizes revenues primarily using the percentage of completion basis as the work is performed. Amounts billed to customers may be deferred and recognized in a future period as the work is performed and ordinarily revenues are recognized in periods subsequent to the payment of the invoice. At December 31, 1996 and 1995, the Company had

$1.3 million and $2.2 million, respectively, in deferred revenues, substantially all of which is expected to be earned over the subsequent twelve month period.

           In September 1995, the Company entered into a $4.0 million revolving credit and letter of credit agreement which provides a line of credit for the purpose of funding working capital and capital expenditures and letters of credit to secure certain payables. This agreement is secured by certain assets of the Company and expires in September 1997. The agreement contains certain financial covenants and restrictions on dividend payments, repayment of indebtedness and share repurchases. The Company had borrowings of approximately $391,000, related to funding of capital expenditures, under the line of credit as of December 31, 1996.

           The Company believes that the cash and short term investments, together with amounts available under the revolving credit agreement and cash generated from operations, will be sufficient to meet anticipated needs for at least the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

AMISYS Managed Care Systems, Inc.:

                                                                           Page
                                                                           ----
Report of Independent Accountants.........................................  20
Balance Sheets............................................................  21
Statements of Operations..................................................  22
Statements of Stockholders' Equity (Deficit)..............................  23
Statements of Cash Flows..................................................  24
Notes to Financial Statements.............................................  25



                               INDEX TO SCHEDULES

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
     AMISYS Managed Care Systems, Inc.

     We have audited the accompanying balance sheets of AMISYS Managed Care Systems, Inc. ("the Company") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and the period from May 27, 1994 to December 31, 1994, respectively. We have also audited the accompanying statements of operations, stockholder's equity (deficit) and cash flows of American International Healthcare, Inc. ("AIHI"), a wholly owned subsidiary of American International Group, Inc. for the period from January 1, 1994 to May 26, 1994 (see Note 1). These financial statements are the responsibility of the Company's and AIHI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and AIHI for the periods described above and the results of operations and cash flows of the Company and AIHI for the periods described above, in conformity with generally accepted accounting principles.

                                       COOPERS & LYBRAND L.L.P.

Washington, D.C.
February 11, 1997

                       AMISYS Managed Care Systems, Inc.
                                Balance Sheets
                   (dollars in thousands, except share data)

                                    ASSETS

                                                                                             December 31,
                                                                                      -------------------------
                                                                                        1996             1995
                                                                                        ----             ----
Current assets
    Cash and cash equivalents..............................................           $24,087           $ 5,354
    Short-term investments.................................................             2,389            20,400
    Accounts receivable, net...............................................            14,781             6,362
    Deferred income taxes..................................................               501               251
    Prepaid expenses and other.............................................               209               453
                                                                                      -------           -------
        Total current assets...............................................            41,967            32,820
                                                                                      -------           -------
Property and equipment, net................................................             2,313               970
Purchased software, net....................................................               122               255
                                                                                      -------           -------
        Total assets.......................................................           $44,402           $34,045
                                                                                      =======           =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable.......................................................           $ 3,900           $ 2,164
    Accrued salaries and wages                                                            920               495
    Accrued expenses.......................................................             3,744             1,745
    Income taxes payable...................................................               772               118
    Deferred revenue, net..................................................             1,282             2,206
                                                                                      -------           -------
        Total current liabilities..........................................            10,618             6,728
                                                                                      -------           -------

Commitments and contingencies..............................................

Stockholders' equity.......................................................
    Common stock, $.001 par value; 25,000,000 shares authorized,
    7,754,700 and 7,565,000 shares issued and outstanding as of December
    31, 1996 and 1995 respectively.........................................                 8                 8
    Additional paid-in capital.............................................            33,832            32,062
    Accumulated deficit....................................................               (56)           (4,753)
                                                                                      -------           -------

           Total stockholders' equity......................................            33,784            27,317
                                                                                      -------           -------
           Total liabilities and stockholders' equity......................           $44,402           $34,045
                                                                                      =======           =======

   The accompanying notes are an integral part of these financial statements

                       AMISYS Managed Care Systems, Inc.
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
                           Statements of Operations
                   (dollars in thousands, except share data)

                                                                 AMISYS Managed Care Systems, Inc.                   AIHI
                                                        -------------------------------------------------        -----------
                                                           For the           For the           May 27,       |    January 1
                                                         Year Ended        Year Ended          1994 to       |     1994 to
                                                         December 31,      December 31,      December 31,    |      May 26,
                                                             1996              1995              1994        |       1994
                                                         ------------      ------------      ------------    |    ----------
                                                                                                             |
Revenues                                                                                                     |
      System sales................................          $38,476            $26,753          $11,642      |      $6,318
      Support and maintenance.....................            7,962              5,034            2,745      |       1,730
                                                            -------            -------          -------      |      ------
           Total revenues.........................           46,438             31,787           14,387      |       8,048
                                                                                                             |
Cost of revenues..................................           24,264             17,278            7,714      |       4,402
                                                            -------            -------          -------      |      ------
                                                                                                             |
Gross profit......................................           22,174             14,509            6,673      |       3,646
                                                                                                             |
Operating expenses                                                                                           |
      Sales and marketing.........................            3,935              2,961              738      |         592
      Research and development....................            7,715              5,502            3,270      |       1,708
      General and administrative..................            5,039              3,871            1,738      |         800
      Write-off of purchased research and                                                                    |
        development...............................               --                 --            6,516      |          --
                                                            -------            -------          -------      |      ------
           Total operating expenses...............           16,689             12,334           12,262      |       3,100
                                                            -------            -------          -------      |      ------
                                                                                                             |
Operating income (loss)...........................            5,485              2,175           (5,589)     |         546
Other income (expenses)...........................                                                           |
      Interest expense............................              (38)              (622)            (387)     |         (23)
      Interest income.............................            1,329                101               24      |          15
      Other.......................................               27                 21                --     |          14
                                                            -------            -------          -------      |      ------
           Total other income (expenses)..........            1,318               (500)            (363)     |           6
                                                            -------            -------          -------      |      ------
                                                                                                             |
Income (loss) before income tax provision ........            6,803              1,675           (5,952)     |         552
      Income tax provision........................            2,106                 --              476      |         219
                                                            -------            -------          -------      |      ------
                                                                                                             |
Net income (loss).................................          $ 4,697            $ 1,675          $(6,428)     |      $  333
                                                            =======            =======          =======      |      ======
                                                                                                             |
Net income (loss) per common share and common                                                                |
  share equivalent................................          $  0.57            $  0.28          $ (1.09)     |
                                                            =======            =======          =======      |
                                                                                                             |
Weighted average number of common shares                                                                     |
  outstanding.....................................        8,274,566          5,949,128        5,899,950      |
                                                          =========          =========        =========      |

   The accompanying notes are an integral part of these financial statements

                       AMISYS Managed Care Systems, Inc.
               (For the period May 27, 1994 to December 31, 1994
              and for the years ended December 31, 1995 and 1996)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
             (For the the period January 1, 1994 to May 26, 1994)
                 Statements of Stockholders' Equity (Deficit)
                       (dollars and shares in thousands)

                                                                            Class B
                                              Common Stock               common stock         Additional
                                          -------------------        --------------------       paid-in    Accumulated
                                          Shares       Amount        Shares        Amount       Capital      Deficit       Total
                                          ------       ------        ------        ------       -------      -------       -----
Balance, January 1, 1994...............        2         $20                                    $ 3,763        $(908)    $ 2,875
Forgiveness of amounts due to affiliate       --          --                                      1,300           --       1,300
Net income.............................       --          --                                         --          333         333
                                          ------       -----                                    -------      -------     -------
Balance, May 26, 1994..................        2         $20                                    $ 5,063      $  (575)    $ 4,508
                                          ------       -----                                    -------      -------     -------
---------------------------------------------------------------------------------------------------------------------------------

Balance, May 27, 1994..................       --          --             --            --            --           --          --
Issuance of Class B common stock.......       --          --            525            $1           $32           --         $33
Net loss...............................       --          --             --            --            --      $(6,428)     (6,428)
                                          ------       -----            ---           ---       -------      -------     -------

Balance, December 31, 1994.............       --          --            525             1            32       (6,428)     (6,395)

Redesignation of Class B common stock
  to Common Stock......................      525           1           (525)           (1)           --           --          --
Cancellation of restricted stock award.      (24)         --             --            --            --           --          --
Conversion of Class A common stock to
  Common Stock.........................    4,800           5             --            --         2,395           --       2,400
Issuance of Common Stock, net of
  costs................................    2,264           2             --            --        29,631           --      29,633
Deferred stock compensation............       --          --             --            --             4           --           4
Net income.............................       --          --             --            --            --        1,675       1,675
                                          ------       -----            ---           ---       -------      -------     -------

Balance at December 31, 1995...........    7,565           8             --            --        32,062       (4,753)     27,317


Exercise of options                          114          --             --            --           124           --         124
Issuance of Common Stock, net of
  costs................................       76          --             --            --         1,094           --       1,094
Tax benefit associated with stock options     --          --             --            --           502           --         502
Deferred stock compensation ...........       --          --             --            --            50           --          50
Net income ............................       --          --             --            --            --        4,697       4,697
                                          ------       -----            ---           ---       -------      -------     -------

Balance at December 31, 1996 ..........    7,755          $8             --            --       $33,832        $ (56)    $33,784
                                          ======       =====            ===           ===       =======      =======     =======

   The accompanying notes are an integral part of these financial statements

                       AMISYS Managed Care Systems, Inc.
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
                           Statements of Cash Flows
                            (dollars in thousands)

                                                                                      AMISYS Managed Care
                                                                                          Systems, Inc.                   AIHI
                                                                              -------------------------------------  |    ----
                                                                                 For the    For the         May 27,  |  January 1,
                                                                               Year Ended  Year Ended         to     |      to
                                                                                December    December       December  |    May 26,
                                                                                31, 1996    31, 1995       31, 1994  |     1994
                                                                                --------    --------       --------  |     ----
                                                                                                                     |
Cash flows from operating activities:                                                                                |
   Net income (loss).......................................................     $  4,697    $   1,675      $(6,428)  |     $   333
Adjustment to reconcile net income (loss) to net cash provided by                                                    |
   (used in) operating activities, net of disposals:.......................                                          |
   Provision for doubtful accounts.........................................          111          183          114   |           5
   Deferred tax asset......................................................         (250)        (648)          --   |          --
   Depreciation and amortization...........................................          883          830          585   |         596
   Write-off of purchased research and development.........................           --           --        6,516   |          --
   Tax benefit associated with stock options...............................          502           --           --   |          --
   Deferred stock compensation.............................................           50            4           --   |          --
   (Decrease) increase in cash resulting from changes in assets                                                      |
      and liabilities:.....................................................                                          |
      Accounts receivable..................................................       (8,530)        (327)      (1,711)  |         362
      Income tax receivable................................................           --         (171)          --   |          --
      Deferred income taxes................................................           --          397           --   |        (234)
      Prepaid expenses and other...........................................          244          (55)          62   |        (293)
      Accounts payable and accrued expenses................................        4,160        1,073          191   |      (1,186)
      Income taxes payable.................................................          654           98           20   |          --
      Deferred revenue.....................................................         (924)       1,495          247   |          24
                                                                                 -------      -------      -------   |     -------
           Net cash provided by (used in) operating activities.............        1,597        4,554         (404)  |        (393)
                                                                                 -------      -------      -------   |     -------
Cash flows from investing activities:                                                                                |
   Purchase of property and equipment......................................       (2,093)      (1,060)        (134)  |         (46)
   Redemptions (purchases) of available-for-sale securities................       18,011      (20,400)          --   |          --
   Capitalized software development costs..................................           --           --           --   |        (100)
   Purchase of AIHI, net of cash acquired of $1,515........................           --           --       (8,768)  |          --
                                                                                 -------      -------      -------   |     -------
           Net cash provided by (used in) investing activities.............       15,918      (21,460)      (8,902)  |        (146)
                                                                                 -------      -------      -------   |     -------
Cash flows from financing activities:                                                                                |
   Advances received from affiliates.......................................           --           --           --   |         918
   Issuance of common stock, net of costs..................................        1,218       29,633        2,433   |          --
   Issuance of subordinated notes..........................................           --           --        9,600   |          --
   Repayment of subordinated notes.........................................           --      (10,100)          --   |          --
                                                                                 -------      -------      -------   |     -------
           Net cash provided by financing activities.......................        1,218       19,533       12,033   |         918
                                                                                 -------      -------      -------   |     -------
Net increase in cash and cash equivalents..................................       18,733        2,627        2,727   |         379
Cash and cash equivalents at beginning of period...........................        5,354        2,727           --   |       1,136
                                                                                 -------      -------      -------   |     -------
Cash and cash equivalents at end of period.................................      $24,087      $ 5,354      $ 2,727   |     $ 1,515
                                                                                 =======      =======      =======   |     =======
Supplemental disclosure of cash flow information:                                                                    |
   Cash paid for interest..................................................      $    38      $   622      $   387   |     $    24
                                                                                 =======      =======      =======   |     =======
   Cash paid for income taxes..............................................      $ 1,403      $    63      $   621   |     $   193
                                                                                 =======      =======      =======   |     =======
   Noncash investing and financing activities:                                                                       |
      Conversion of Class A common stock...................................      $    --      $ 2,400      $    --   |     $    --
                                                                                 =======      =======      =======   |     =======
      Subordinated notes issued to seller..................................      $    --      $    --      $   500   |     $    --
                                                                                 =======      =======      =======   |     =======
      Forgiveness of amounts due to affiliate..............................      $    --      $    --      $    --   |     $ 1,300


   The accompanying notes are an integral part of these financial statements

                       AMISYS Managed Care Systems, Inc.
                (For the years ended December 31, 1996 and 1995
             and for the period May 27, 1994 to December 31, 1994)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
               (For the period January 1, 1994 to May 26, 1994)

                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)

1.  Description of Business and Summary of Significant Accounting Policies

     Description of Business

     AMISYS Managed Care Systems, Inc. (the "Company") is a health care information systems company that develops, sells and supports the AMISYS system, a comprehensive managed health care administration and risk management information system. The principal markets for the AMISYS system are U.S. based companies within the managed health care industry.

     Basis of Presentation

     The accompanying financial statements represent the accounts of the Company, formerly American International Healthcare, Inc. ("AIHI"), the surviving corporation of a merger between AIHI and AIH Systems, Inc. ("AIH") which was incorporated on May 23, 1994 for the purpose of acquiring AIHI. On May 27, 1994, AIH purchased 100% of the issued and outstanding shares of AIHI from American International Group, Inc. ("AIG"), parent company of AIHI. The financial statements reflect the segregation of the operating activities for the periods related to the different owners. The post acquisition financial statements reflect the purchase accounting adjustments as described in Note 2.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

     Financial Statement Presentation

     On November 1, 1995, the Board of Directors authorized and the stockholders approved: (i) a two-for-one stock split of the outstanding shares of the Company's common stock. Accordingly, all references to common stock, options, and per share data have been restated to give effect to the stock split.

     Revenue Recognition

     Revenues are derived primarily from the sale of information systems which include software, hardware, installation labor and consulting services.

     Contracts for the installation of AMISYS information systems are negotiated individually and are non-cancelable. The Company recognizes revenues from the sale of information systems using the percentage-of-completion method as the work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information becomes known.

                       AMISYS Managed Care Systems, Inc.
                (For the years ended December 31, 1996 and 1995
             and for the period May 27, 1994 to December 31, 1994)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
               (For the period January 1, 1994 to May 26, 1994)

                          NOTES TO FINANCIAL STATEMENTS
                             (dollars in thousands)

     Revenues from the sale of additional hardware subsequent to the initial AMISYS software license are recognized upon shipment in satisfaction of non-cancelable agreements and upon determination that collectibility is probable. Revenues from software support and maintenance contracts are recognized ratably as the services are rendered.

     Amounts billed in advance of satisfying revenue recognition criteria are classified as deferred revenue in the accompanying balance sheet. Costs incurred in excess of the contract percent complete are classified as costs incurred on deferred revenue. Deferred revenue is presented net of costs incurred on deferred revenue.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 3 months or less to be cash equivalents. Cash and cash equivalents include time deposits with commercial banks used for temporary cash management purposes.

     Short-Term Investments

     At December 31, 1996 and 1995 short-term investments which mature within one year have been categorized as available-for-sale and are recorded at fair value. Fair values for available-for-sale securities are based on quoted market prices. The estimated fair value of each investment approximates the cost, and therefore there are no unrealized gains or losses as of December 31, 1996 and 1995. Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", unrealized gains and losses for available-for-sale securities are reported, net of any related income tax effect, as a separate component of stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are included in the determination of net income in the period of disposition using the specific identification cost method. If the decline in fair value of an available-for-sale security is considered other than temporary, the cost basis of that security is written down to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss.

     Available-for-sale securities are summarized as follows:

                                             December 31, 1996                  December 31, 1995
                                        Fair Value          Cost           Fair Value          Cost
                                        ----------          ----           ----------          ----
     Federal agency securities             $1,853           $1,853                --               --
     Commercial paper                         536              536                --               --
     Tax-exempt municipal bonds                --               --           $15,800          $15,800
     Tax-exempt municipal bond funds           --               --             4,600            4,600
                                           ------           ------           -------          -------
                                           $2,389           $2,389           $20,400          $20,400
                                           ======           ======           =======          =======

                        AMISYS Managed Care Systems, Inc.
                 (For the years ended December 31, 1996 and 1995
              and for the period May 27, 1994 to December 31, 1994)
                                       and
                     American International Healthcare, Inc.
         A Wholly Owned Subsidiary of American International Group, Inc.
                (For the period January 1, 1994 to May 26, 1994)

                          NOTES TO FINANCIAL STATEMENTS
                             (dollars in thousands)

     Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash, short term investments and trade accounts receivable. The Company places its temporary cash and short-term investments in one or more financial institutions. The Company has not experienced any losses on these investments to date.

     The Company has not experienced significant losses related to receivables from individual customers or groups of customers in the health care industry. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. The largest customer at December 31, 1996 and 1995, represents 16% and 24%, respectively, of the total accounts receivable balance. Revenues from one customer represent 10% and 18% of total revenues for the years ended December 31, 1996 and 1995, respectively.

     Property and Equipment

     Computer equipment, office furniture and fixtures, and leasehold improvements are recorded at cost. Depreciation and amortization of furniture and equipment is recorded using the straight-line method over a useful life of three to five years. Leasehold improvements are amortized over the lesser of their estimated useful life or the lease term. Repairs and maintenance costs are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss on such disposition is included in the determination of net income.

Software Development Costs

     Software development costs, which are primarily comprised of salaries and related costs, are expensed until technological feasibility is established and then capitalized until a marketable product is completed. Technological feasibility is established upon completion of a working model. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for each product based on the greater of the amount computed using (i) the ratio of current gross revenues to total current and anticipated future gross revenues for the related software or
(ii) the straight-line method over a five-year life or the product's estimated economic life, if shorter.

     The Company has not capitalized software development costs for the years ended December 31, 1996 and 1995 or the period ended December 31, 1994, as no product development activities were considered to have reached technological feasibility during these periods.

                        AMISYS Managed Care Systems, Inc.
                 (For the years ended December 31, 1996 and 1995
              and for the period May 27, 1994 to December 31, 1994)
                                       and
                     American International Healthcare, Inc.
         A Wholly Owned Subsidiary of American International Group, Inc.
                (For the period January 1, 1994 to May 26, 1994)

                          NOTES TO FINANCIAL STATEMENTS
                             (dollars in thousands)

     As of May 27, 1994, all unamortized capitalized software development costs were written off as a result of the determination of the fair value of assets at the date of acquisition. Refer to Note 2 "Acquisition" for further discussion. Amortization of software development costs was $448 for the period January 1, 1994 to May 26, 1994.

     Purchased Software

     Purchased software represents the fair market value of all rights to the AMISYS software product that were acquired when the Company was purchased from AIG. Purchased software costs are amortized on a straight line basis over their estimated useful life. The Company assesses the net realizable value and useful life of purchased software at each balance sheet date. Effective July 1, 1995, the Company changed its estimate of the useful life of purchased software to increase it from 18 to 42 months. The effect of this change in estimate was to decrease amortization expense and increase net income by $160 or $.03 per common share for the year ended December 31, 1995.

     Purchased software consists of the following:

                                                December 31,
                                           ----------------------
                                              1996        1995
                                              ----        ----
Capitalized cost.......................      $1,157      $1,157
Accumulated amortization...............       1,035         902
                                             ------      ------
Purchased software, net................      $  122      $  255
                                             ======      ======

     The amount amortized during the years ended December 31, 1996 and 1995 was $133 and $452, respectively.

     Significant Supplier

     The Company purchases substantially all of its hardware for resale from a major hardware manufacturer. Purchases from this manufacturer were approximately $9,727, $10,751, $2,875, and $1,788, for the years ended December 31, 1996 and
1995, and the periods May 27, 1994 to December 31, 1994 and January 1, 1994 to May 26, 1994, respectively.

     Research and Development

     Research and development costs are charged to expenses as incurred.

                        AMISYS Managed Care Systems, Inc.
                 (For the years ended December 31, 1996 and 1995
              and for the period May 27, 1994 to December 31, 1994)
                                       and
                     American International Healthcare, Inc.
         A Wholly Owned Subsidiary of American International Group, Inc.
                (For the period January 1, 1994 to May 26, 1994)

                          NOTES TO FINANCIAL STATEMENTS
                             (dollars in thousands)

     Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates, that are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amount and the tax bases of existing assets and liabilities. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income in the period in which the tax rate change is enacted. The statement also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

     Net Income Per Common Share

     Net income per common share is computed on a primary and fully diluted basis using the weighted average number of shares of common stock, assuming conversion of dilutive common stock equivalent shares from common stock options. Primary and fully diluted net income per common share were equivalent for all periods presented. Pursuant to the Securities Exchange Commission's Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the public offering price during the twelve month period prior to the offering date of December 20, 1995 (using the treasury stock method and the public offering price of $14.50 per share) have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented.

     Net income per common share subsequent to the Company's initial public offering is calculated in accordance with Accounting Principles Board Opinion No. 15 "Earnings per Share."

     Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current period.

                        AMISYS Managed Care Systems, Inc.
                 (For the years ended December 31, 1996 and 1995
              and for the period May 27, 1994 to December 31, 1994)
                                       and
                     American International Healthcare, Inc.
         A Wholly Owned Subsidiary of American International Group, Inc.
                (For the period January 1, 1994 to May 26, 1994)

                          NOTES TO FINANCIAL STATEMENTS
                             (dollars in thousands)

2.  Acquisition

     On May 27, 1994, 100% of the stock of AIHI was purchased from AIG. This transaction was accounted for using the purchase method of accounting. The total purchase price of $15,730, including assumed liabilities of $4,947 and acquisition costs of $283, has been allocated to the Company's assets and liabilities based upon their estimated fair values as of the date of purchase.

     Adjustments necessary to reflect the fair value and purchase price allocations have been reflected in the post-acquisition financial statements. Approximately $1,200 of the purchase price was allocated to AIHI's existing AMISYS software technology and is being amortized over its projected remaining useful life. Approximately $6,500 was allocated to in-process product development of a client/server version of the same software based on the determination of the future product's net present value. The Company used a discounted cash flow model to determine the valuation of both products. At the time of the purchase, management determined that the purchased research and development had not reached technological feasibility and there was no alternative future use for this technology. Accordingly, this in-process product development was written-off as of May 27, 1994.

3.  Accounts Receivable

     The components of accounts receivable are as follows:

                                                        December 31,
                                                    ------------------
                                                      1996       1995
                                                      ----       ----
Trade accounts receivable.....................      $12,356     $5,792
Unbilled receivable...........................        2,933        967
                                                    -------     ------
Total accounts receivable.....................       15,289      6,759
Allowance for doubtful accounts...............         (508)      (397)
                                                    -------     ------
Accounts receivable, net......................      $14,781     $6,362
                                                    =======     ======

     While the Company negotiates its agreements with customers on an individual basis, most agreements call for a substantial initial payment and subsequent payments as set forth in the contract. Unbilled receivables represent amounts recognized as revenues under generally accepted accounting principles in excess of amounts billed under the individual contract.

                        AMISYS Managed Care Systems, Inc.
                 (For the years ended December 31, 1996 and 1995
              and for the period May 27, 1994 to December 31, 1994)
                                       and
                     American International Healthcare, Inc.
         A Wholly Owned Subsidiary of American International Group, Inc.
                (For the period January 1, 1994 to May 26, 1994)

                          NOTES TO FINANCIAL STATEMENTS
                             (dollars in thousands)

4.  Property and Equipment

    Property and equipment consists of the following:

                                                            December 31,
                                                         ------------------
                                                          1996        1995
                                                          ----        ----
Computer equipment and software....................      $3,038      $1,056
Office furniture and fixtures......................         463         361
Leasehold improvements.............................          --          66
                                                         ------      ------
                                                          3,501       1,483
Less:  accumulated depreciation....................       1,188         513
                                                         ------      ------
Property and equipment, net........................      $2,313      $  970
                                                         ======      ======

    Depreciation and amortization expenses were $750, $378, $135, and $148 for the years ended December 31, 1996 and 1995, and the periods May 27, 1994 to December 31, 1994 and January 1, 1994 to May 26, 1994, respectively. During the year ended December 31, 1996 the Company disposed of $75 of fully depreciated leasehold improvements.

    Refer to Note 2 "Acquisition" regarding adjustment of property and equipment to their estimated fair value.

5.  Deferred Revenue

Costs and billings to date on uncompleted contracts are as follows:

                                                            December 31,
                                                         ------------------
                                                          1996        1995
                                                          ----        ----
Deferred revenue...................................      $3,223      $5,532
Costs incurred on deferred revenue.................       1,941       3,192
                                                         ------      ------
Deferred revenue, net..............................      $1,282      $2,340
                                                         ======      ======

6.  Notes Payable

     Credit Agreement

     The Company has a $4 million credit agreement with a bank commencing August 18, 1995 and amended September 30, 1996. The credit agreement consists of up to a $3 million revolving loan, of which $1 million may be used for the issuance of a letter of credit, and up to a $3.5 million equipment line of credit. Total combined borrowings under the credit agreement may not exceed $4 million. Borrowings under the revolving line of credit bear interest at the Federal Funds Rate plus 2.0% and are collateralized by the underlying asset base of the Company. The terms of the credit agreement prohibit payment of dividends without the prior consent of the bank and contain other restrictive covenants, the most significant of which requires the Company to maintain a minimum ratio of liabilities to tangible net worth. Any issued letter of credit bears interest at an annual rate of 1%. This agreement is secured by certain assets of the Company and expires in September 1997.

                       AMISYS Managed Care Systems, Inc.
                (For the years ended December 31, 1996 and 1995
             and for the period May 27, 1994 to December 31, 1994)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
               (For the period January 1, 1994 to May 26, 1994)

                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)

The Company has borrowings of $391 under the equipment line of credit arrangement which bears interest at a weighted average fixed annual rate of 7.69%. These borrowings have been classified as accrued expenses in the balance sheet. The Company has not made any borrowings under the revolving loan of the line of credit arrangement since its inception.

      Subordinated Notes Payable

      In connection with the purchase of AIHI, the Company issued a class of subordinated notes dated May 27, 1994, of which $500 was due and payable on May 27, 1999 and $9,600 was due and payable May 27, 2001. These notes, which were issued primarily to the Company's stockholders, had an annual interest rate of 6.25% per year with interest payable monthly. The Company repaid these notes on December 26, 1995 with the proceeds of the initial public offering of the Company's Common Stock.

7.    Income taxes

      The provision for income taxes consists of the following:

                                              Year Ended        Year Ended          May 27 to        January 1,
                                             December 31,      December 31,       December 31,       to May 26,
                                                1996               1995                1994             1994
                                             -----------       -----------        -----------   |    ---------
                                                                                                |
Current provision                                                                               |
      Federal...............................     $2,011             $  318           $  421     |      $  325
      State.................................        345                 86               55     |          17
                                                  -----              -----             ----     |        ----
                                                  2,356                404              476     |         342
                                                  -----              -----             ----     |        ----
Deferred benefit                                                                                |
                                                                                                |
      Federal...............................       (221)              (318)              --     |        (123)
      State.................................        (29)               (86)              --     |          --
                                                  -----              -----             ----     |        ----
                                                   (250)              (404)              --     |        (123)
                                                  -----              -----             ----     |        ----
Provision for income taxes..................     $2,106            $    --            $ 476     |       $ 219
                                                  -----              -----             ----     |        ----

                       AMISYS Managed Care Systems, Inc.
                (For the years ended December 31, 1996 and 1995
             and for the period May 27, 1994 to December 31, 1994)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
               (For the period January 1, 1994 to May 26, 1994)

                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)

      The provision for income taxes varies from the amount of income tax expense computed by applying the applicable U.S. federal income tax rate of 34% to pretax income as follows:

                                                                   Year Ended       Year Ended          May 27 to        January 1,
                                                                  December 31,     December 31,       December 31,       to May 26,
                                                                      1996             1995                1994                1994
                                                                  -----------      -----------        -----------        ----------
                                                                                                                     |
Statutory U.S. tax rate...................................             34%                34%            (34%)       |         34%
State income taxes........................................              4%                 5%             (5%)       |          4%
Valuation allowance for net deferred tax assets...........            (11%)              (39%)            45%        |         --
Other                                                                   4%                --%              2%        |          2%
                                                                      ----               ----            ----        |        ----
                                                                       31%                --%              8%        |         40%
                                                                      ----               ----            ----        |        ----


      Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The tax effects of the primary temporary differences giving rise to the Company's net deferred tax asset is comprised of the following:

                                                                                                  December 31,
                                                                                               ------------------
                                                                                              1996               1995
                                                                                              ----               ----
Deferred Tax Asset

Write-off of purchased research and development.................................             $1,877             $2,343
Accounts receivable, due to allowance for doubtful accounts.....................                162                135
Accrued compensation............................................................                 43                 --
Accrued liabilities not currently deductible....................................                 59                180
Property and equipment, due to differences in
  depreciation methods..........................................................                 78                 37
Intangible assets, due to differences in amortization...........................                 --                 97
                                                                                             ------             ------
                                                                                              2,219              2,792
Deferred Tax Liability

Unbilled revenue, deferred for tax..............................................               (924)              (349)
Other...........................................................................                 (5)               (98)
                                                                                             ------             ------

Total deferred tax asset........................................................              1,290              2,345
Less:  valuation allowance......................................................               (789)            (2,094)
                                                                                             ------             ------
Net deferred tax asset..........................................................             $  501            $   251
                                                                                             ------             ------

                       AMISYS Managed Care Systems, Inc.
                (For the years ended December 31, 1996 and 1995
             and for the period May 27, 1994 to December 31, 1994)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
               (For the period January 1, 1994 to May 26, 1994)

                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)

      As of December 31, 1996 and 1995, the deferred tax asset is comprised primarily of the write-off of purchased research and development costs, which are not allowable for tax purposes, but instead represent purchase price associated with the acquisition of AIHI, which for tax purposes is allocable to a purchased intangible asset under Internal Revenue Code Section 197, and is amortized over 15 years.

8.    Commitments

      Operating Leases

      The Company occupies its office space and uses certain of its equipment under terms of non-cancelable operating leases expiring at various dates through 2001 and thereafter. Future minimum lease payments under non-cancelable operating leases at December 31, 1996 are as follows:

               1997..........................................    $ 1,166
               1998..........................................      1,353
               1999..........................................      1,552
               2000..........................................      1,583
               2001..........................................      1,615
               Thereafter                                          8,226
                                                                 -------
               TOTAL.........................................    $15,495
                                                                 -------

      Rent expense under non-cancelable operating leases amounted to $646, $510, $388, and $237, net of sublease rental income of $0, $110, $95, and $64, for the years ended December 31, 1996 and 1995, the periods May 27, 1994 to December 31, 1994 and January 1, 1994 to May 26, 1994, respectively.


      Royalties

      The Company has agreements under which it has agreed to pay royalties to certain customers who financed the development of optional modules which may be included in the AMISYS software product. These agreements provide for royalty payments to these customers of up to 50% of the product revenue or a fixed amount per module sold. The royalty expense recognized related to these modules for the years ended December 31, 1996 and 1995, and the periods May 27 to December 31, 1994 and January 1, 1994 to May 26, 1994, was $366, $405, $273, and
$151, respectively.

9.    Class A Common Stock

      In May 1994, the Company issued 4,800,000 shares of mandatorily redeemable Class A common stock at $0.50 per share and received total cash proceeds of $2,400,000. At December 31, 1994 Class A common stock consisted of 4,800,000 shares authorized, issued, and outstanding.

                       AMISYS Managed Care Systems, Inc.
                (For the years ended December 31, 1996 and 1995
             and for the period May 27, 1994 to December 31, 1994)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
               (For the period January 1, 1994 to May 26, 1994)

                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)


      Each share of Class A common stock was automatically converted into one share of Common Stock upon the closing of the underwritten public offering pursuant to an effective registration statement dated December 20, 1995 under the Securities Act of 1933.

10.   Stockholders' Equity

      Common Stock

      On November 21, 1995, the Company's certificate of incorporation was amended to redesignate the Class B common stock into Common Stock, without classification. On December 20, 1995, the Company completed its initial public offering of 2,264,000 shares of Common Stock with proceeds to the Company (after underwriting discounts and offering expenses) of $29,633. The offering closed on December 26, 1995. In addition, upon closing of the offering, the Company's certificate of incorporation was amended and restated to eliminate Class A common stock and to authorize the Company to issue 25,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.01 par value.

      Prior to May 27, 1994, the AIHI's stock consisted of one class of Common Stock of which 2,000 shares were authorized, issued, and outstanding.

      Split of Common Stock

      On November 1, 1995, the Board of Directors authorized and the stockholders approved: (i) a two-for-one stock split of the outstanding shares of the Company's Class A and Class B common stock, and (ii) a change in the number of authorized shares of Class A common stock and Class B common stock to 4,800,000 shares and 10,000,000 shares, respectively. All references to common stock, options, and per share data have been restated to give effect to the stock split.

11.   Stock-Based Compensation Plans

      The Company has stock-based compensation plans which are described below. In October 1995 the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced to the pro forma amounts indicated below.

                      AMISYS Managed Care Systems, Inc.
               (For the years ended December 31, 1996 and 1995
             and for the period May 27, 1994 to December 31, 1994)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
               (For the period January 1, 1994 to May 26, 1994)

                         NOTES TO FINANCIAL STATEMENTS
                             (dollars in thousands)

      The weighted average fair value of options issued during the years ended December 31, 1996 and 1995 was equal to $12.66 and $1.52 per share, respectively. The total value of options issued below fair market value for the year ended December 31, 1995 was equal to $1.21 per share. There were no grants issued below fair market value during the year ended December 31, 1996.

           The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 7.6 years, expected volatility of 65%, a dividend yield of 0% and a risk-free interest rate of 6.1%.

                                   1996                                      1995
                               ------------                              -----------
                     Net Income       Earnings Per Share         Net Income         Earnings Per Share
                     ----------       ------------------         ----------         ------------------
As Reported            $4,697                $0.57                 $1,675                 $0.28
Proforma                3,539                 0.43                  1,423                  0.24

      1994 Equity Incentive Plan

      The Board of Directors has adopted the 1994 Equity Incentive Plan ("the Plan"). Under the Plan, 1,800,000 shares of Common Stock were reserved for issuance at the discretion of the Board of Directors in the form of stock options, restricted and unrestricted stock awards, and performance awards. Option exercise prices shall be at no less than 100% of the fair market value at date of grant options vest annually over a five year period and may be exercised for a period of up to ten years from the date of grant.

      As of December 31, 1996 awards for 1,663,934 shares have been granted under the Plan. No stock awards or performance share awards were initially granted under the Plan for the years ended December 31, 1996 and 1995.

                                                 Shares available                              Option Price    Weighted Average
                                                    for grant           Plan Activity            per share      Exercise Price
                                                    ---------           -------------          ------------    ----------------
Balances at May 27, 1994.....................       1,200,000                    --                     --                   --
      Restricted stock award ................        (450,000)              450,000            $     .0625     $          .0625
      Restricted stock award.................         (75,000)               75,000                  .0625                .0625
      Exercised..............................              --                    --                     --                   --
                                                     --------              --------

Balances at December 31, 1994................         675,000               525,000                     --                   --
      Granted................................        (664,200)              664,200            .0625-12.50                1.757
      Plan amendment.........................         600,000                    --                     --                   --
      Restricted stock award forfeit.........          24,000               (24,000)                 .0625                .0625
      Canceled...............................          10,000               (10,000)                 1.525                1.525
                                                    ---------              ---------

Balances at December 31, 1995................         644,800             1,155,200                     --                   --
      Granted                                        (474,734)              474,734            14.00-22.00               15.383
      Exercised                                            --              (114,200)            .0625-2.50                1.125
      Canceled                                         21,350               (21,350)                    --                8.086
                                                     --------              --------
Balances at December 31, 1996                         191,416             1,494,384           $.0625-22.00
                                                     --------             ---------           ------------

      At December 31, 1996 and 1995 options to purchase approximately
74,760 and 63,000 shares of Common Stock were exercisable, respectively, pursuant to the Plan at prices ranging from $.0625 to $15.25. The fair value of options granted during the years ended December 31, 1996 and 1995 was equal to $7,303 and $1,167, respectively.

      During the year ended December 31, 1996 and in the fourth quarter of 1995, the Company recognized compensation expense with respect to certain vested options in the amount of $50 and $4, respectively, an amount determined to be the difference between the option price and the fair market value of the option at the date of the grant. The Company intends to recognize compensation expense of approximately $50, on an annual basis for a period of 5 years, related to certain other vested options.

                       AMISYS Managed Care Systems, Inc.
                (For the years ended December 31, 1996 and 1995
             and for the period May 27, 1994 to December 31, 1994)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
               (For the period January 1, 1994 to May 26, 1994)

                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)

      The following table summarizes information about stock options outstanding at December 31, 1996:

                                 Options Outstanding                                  Options Exercisable
                                                                   Weighted-                                 Weighted-
         Range of            Number           Remaining             Average             Number               Average
     Exercise Prices       Outstanding     Contractual Life      Exercise Price       Excecisable         Excercise Price
     ---------------       -----------     ----------------      --------------       -----------         ---------------

       $  0.0625              96,000                8.0             $  0.0625                0                 $ 0.0625
          1.20-1.525         349,400                8.5                1.42             61,400                   1.525
          2.50                46,800                8.7                2.50              8,600                   2.50
          9.00-12.50          32,800                8.9               10.77              4,260                   9.00
         14.00-14.50         350,000                9.9               14.09                  0                   0.00
         15.25                 4,000                9.8               15.25                500                  15.25
         15.50-15.625         16,784               10.0               15.51                  0                   0.00
         19.375               82,550                9.3               19.375                 0                   0.00
         21.50                 4,500                9.5               21.50                  0                   0.00
         22.00                10,550                9.7               22.00                  0                   0.00
                          -----------                                                 -----------
                             993,384                                                    74,760
                          ===========                                                 ===========

Directors' Stock Option Plan

           On May 28, 1996 the shareholders of the Company approved the Directors' Stock Option Plan ("Directors' Plan"). The Directors' Plan provides for the award of stock options to non-employee directors. Under the Directors' Plan 300,000 shares of Common Stock were reserved for issuance to participants.

                       AMISYS Managed Care Systems, Inc.
                (For the years ended December 31, 1996 and 1995
             and for the period May 27, 1994 to December 31, 1994)
                                      and
                    American International Healthcare, Inc.
        A Wholly Owned Subsidiary of American International Group, Inc.
               (For the period January 1, 1994 to May 26, 1994)

                         NOTES TO FINANCIAL STATEMENTS
                            (dollars in thousands)

The option exercise price shall be at no less than 100% of the fair market value on the date of the grant. Options granted under the Plan become vested in the optionholder immediately and may be exercised six months after the option is granted and for a period of up to ten years from the date of the grant.

      As of December 31, 1996 awards for 18,000 shares at an exercise price of $23.00 per share have been made under the Directors' Plan. The fair value of these awards is equal to $414. The remaining contractual life of these options is equal to 9.41 years. As of December 31, 1996 no options awarded under the Directors' Plan had been exercised although all shares awarded were exercisable in accordance with the provisions of the Directors' Plan.

12.   Retirement Plans

      The Company has a 401(k) Retirement Savings Plan in which all full-time employees of the Company are eligible to participate. In addition, AIHI employees were eligible to participate in a 401(k) Retirement Savings Plan administered by AIG. Eligibility requirements were substantially the same as under the Company's plan. Participants become eligible to participate in the plan on the first day of employment with the Company and are eligible for employer matching upon joining the plan. The Company matches 33% of participant contributions, up to 6% of each participant's wages. Expenses recognized related to these plans were $159, $90, $21, and $64 for the years ended December 31, 1996 and 1995, and the periods May 27, 1994 to December 31, 1994 and January 1, 1994 to May 26, 1994, respectively.

13.   Related Party Transactions

      During the year ended December 31, 1996, the Board of Directors of the Company paid the Boston Consulting Group $235 for marketing consulting services. A member of the Board of Directors of the Company also serves as a senior advisor to the Boston Consulting Group.

      On December 26, 1995, the Company repaid $10,100 of subordinated notes issued to certain of the Company's stockholders in connection with the acquisition of AIHI from AIG. The notes were repaid from the proceeds of the Common Stock offering in accordance with the terms of the note agreement.

14.   Subsequent Events

      On February 11, 1997, the Company and HBO & Company (HBOC), a software solutions company in the patient care, clinical and financial management markets, announced the signing of a merger agreement. The agreement, which is subject to Company shareholder and regulatory approval, calls for an exchange of
 .35 of an HBOC share for each share of Company stock outstanding. The merger is expected to be accounted for as a pooling of interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None to report.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Executive Officers and Directors

   The executive officers and Directors of the Company are as follows:

Name                              Age     Title
----                              ---     -----
Kevin R. Brown ...............     49     Chairman, President and Chief Executive Officer
Michael L. Carlay.............     53     Vice President, Sales and Marketing
Homer Fiuzat..................     39     Vice President, Development
Earle Kirkland................     40     Vice President, Technologies
Kathy Hall Lyons..............     36     Vice President, Human Resources
Hugh McElderry................     52     Senior Vice President, Operations
Robert J. Sullivan............     48     Vice President, Chief Financial Officer, Secretary and Treasurer
Mark A. Walters...............     37     Vice President, Client Services
Peter J. Barris(1)............     45     Director
Howard E. Cox, Jr.(1).........     52     Director
Gary Greenfield...............     41     Director
Donald B. Hebb, Jr.(1)(2).....     54     Director
Arthur J. Marks(1)(2).........     52     Director
Thomas O. Pyle................     56     Director

-------------------
(1) Member of Compensation Committee
(2) Member of Audit Committee

     Mr. Brown joined the Company in 1989 as Senior Vice Presidents of Systems Product and Services and was named President and Chief Executive Officer in 1992. He was named Chairman of the Board of Directors in June 1995. Before joining the Company, Mr. Brown was the Vice President of HMO System Product for The Compucare Company, a health care software provider, from 1986 to 1989 and from 1982 to 1986 he served as Compucare's Facilities Management Site Director for Kaiser-Permante (Mid-Atlantic Region).

     Mr. Carlay joined the company as Vice President, Sales and Marketing in January 1995. Prior to joining the Company, he served as Vice President of IBAX Healthcare Systems, a developer of hospital information systems software from 1991 to 1994. Priorto joining IBAX, he was a sales and marketing executive at IBM Corp.

     Mr. Fiuzat joined the Company in June 1990 and has served as Vice President, Development since April 1994. From 1990 to 1994, he was the Company's Director of Software Sales Support. Prior to joining the Company, Mr. Fiuzat spent six years with the Compucare Company in various positions including four years as Director of Development for HMO Systems.

     Mr. Kirkland has been Vice President, New Technologies for the Company since April 1995. From 1993 to 1995, he was Director of Systems for Health Systems Design Corp., a health care software provider, where he assisted in the development of a client/server software product. For the five years prior to that date, he was Manager of System Development for Norrell Corporation, a home health care company.

     Ms. Hall Lyons joined the Company as Vice President, Human Resources in May 1995. For approximately two years prior to joining the Company, Ms. Hall Lyons was an independent consultant advising corporations on human resources and organization development issues. For the ten years prior to that date, she was employed with Vitro Corporation, a systems engineering corporation, in various capacities. From 1991 to 1993, Ms. Hall Lyons was Vice President of Human Resources of Vitro Corporation and was responsible for all personnel decisions.

     Mr. McElderry joined the Company as Senior Vice President, Operations in December 1996. Mr. McElderry served as Executive Vice President of Health Systems Architects, Inc. from 1992 to 1996 where he was responsible for key operating areas of the Company. He was with Blue Cross and Blue Shield of South Carolina from 1972 to 1992 where he served in various positions including ten years as a Senior Vice President.

     Mr. Sullivan joined the Company as Vice President, Chief Financial Officer in October 1994 and was named Secretary and Treasurer in June 1995. From 1991 until 1994, Mr. Sullivan was Executive Vice President and the Chief Financial Officer of Option Care, Inc., a homecare company. From 1990 to 1991, he was a Vice President and the Chief Financial Officer of E.J. Financial Enterprises.

     Mr. Walters joined the Company in May 1995 as Vice President, Client Services. Prior to joining the Company, Mr. Walters spent fifteen years with EDS, Inc. a systems developer, the last five years of which he directed a managed care system product group.

Directors

     Mr. Barris has been a Director of the Company since May 1994. He has been a General Partner of New Enterprise Associates, a venture capital firm, since 1992. From 1988 to 1990, Mr. Barris was the President and Chief Operating Officer of Legent Corporation, a software utilities company. Mr. Barris is a Director of Datalogix International, Inc.

     Mr. Cox has been a Director of the Company since May 1994. He is General Partner of Greylock Limited Partnership, a venture capital firm, and has been associated with Greylock and partnerships affiliated with Greylock for the past 24 years. Mr.Cox is a Director of Stryker Corporation, HPR Inc., Arbor Healthcare and The Vincam Group, Inc.

     Mr. Greenfield has been a Director of the Company since June 1995. He is the President, Chief Operating Officer and Director of INTERSOLV Inc., a provider of desktop development tools. Mr. Greenfield is also a Director of Hyperion Software, Inc.

     Mr. Hebb has been a Director of the Company since May 1994. Since December 1993, he has been principally employed as Managing General Partner of ABS Partners, L.P., the general partner of ABS Capital Partners L.P., a private equity fund. Prior to that date, he was principally employed as a Managing Director of Alex. Brown & Sons Incorporated investing private equity funds, and prior thereto served as President and Chief Executive Officer of Alex. Brown Incorporated, the parent of Alex. Brown & Sons Incorporated. Mr. Hebb is a Director of American Radio Systems, Inc. and PowerCerv Corporation.

     Mr. Marks has been a Director of the Company since May 1994. He has been a General Partner of New Enterprise Associates, a venture capital firm, since 1984. He is a Director of Platinum Software Corp., NETRIX Corporation,
Progress Software Corporation and Object Design, Inc.

     Mr. Pyle has been a Director of the Company since April 1995. He is the Senior Advisor to the Boston Consulting Group. Mr. Pyle was the Chief Executive Officer of Harvard Community Health Plan from 1978 to 1991. He was Chief Executive Officer of MetLife Healthcare Management Company from 1993 to 1994. Mr. Pyle is a Director of Millipore Corp., Unilab Corp. and Lincare Holdings, Inc.

Directors' Fees

     All of the Directors are reimbursed for expenses incurred in connection with their attendance at Board and Committee meetings. Directors receive $2,000 for attendance at each Board meeting. Mr. Brown receives no other compensation for serving as a Director. In May 1996 all Directors, excluding Mr. Brown, were awarded options under the Directors Stock Option Plan to purchase 3,000 shares of Common Stock at an exercise price of $23.00. These options were fully vested in November 1996. Previously, Mssrs. Greenfield and Pyle each were awarded options under the 1994 Equity Incentive Plan to purchase 22,000 shares of Common Stock. These options, which have a weighted average exercise price of $2.50 per share (the fair market value thereof as of the date of grant), are currently 20% vested and will continue to vest at a rate of 20% per year.

Compensation Committee Interlocks and Insider Transactions

     During the fiscal year ended December 31, 1996, Messrs. Barris, Cox, Hebb and Marks served on the Company's Compensation Committee. Messrs. Marks and Barris are general partners of the general partner of New Enterprise Associates VI Limited Partnership ("NEA"). Mr. Cox is a general partner of the general partner of Greylock Equity Limited Partnership ("Greylock") and Mr. Hebb is a general partner of the general partner of ABS Capital Partners, L.P. ("ABS"). In May 1996 NEA, Greylock and ABS sold 569,837, 569,837 and 227,826 shares of AMISYS Common Stock, respectively, in a registered public offering resulting in net proceeds of approximately $13.2 million, $13.2 million and $5.3 million to each of NEA, Greylock and ABS, respectively.

     Messrs. Barris, Cox, Hebb and Marks as Directors of the Company each received $2,000 for attendance at each Board meeting and were reimbursed for expenses incurred with their attendance at Board and Committee meetings. In May, 1996 each of these Directors was awarded options under the Directors Stock Option Plan to purchase 3,000 shares of Common Stock at an exercise price of $23.00. These options were fully vested in November 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain summary information concerning the compensation paid to the Company's Chief Executive Officer and its four other most highly compensated executive officers for the fiscal years shown.



                                                                                                          Long-Term
                                                            Annual Compensation                          Compensation
                                             --------------------------------------------------          ------------
                                                                                       Other     Restricted    Securities
                     Name(1)                                                          Annual        Stock      Underlying
                     ------                    Year      Salary($)     Bonus($)    Compensation    Awards        Options
                                               ----      ---------     --------    ------------    ------        -------
Kevin R. Brown...............................  1996       215,000       $75,000         --           --          150,000
     Chairman, President and                   1995       185,000        60,000         --           --            --
     Chief Executive Officer                   1994       185,000        50,000         --         $22,500         --
Michael L. Carlay............................  1996       175,000        42,000         --           --            --
      Vice President, Sales and Marketing      1995       175,000        40,000     70,700(5)        --          120,000
                                               1994         --            --            --           --            --
Hugh McElderry...............................  1996      200,000(2)       --            --           --           60,000
     Senior Vice President, Operations         1995          --           --            --           --            --
                                               1994          --           --            --           --            --
Robert J. Sullivan...........................  1996       150,000       40,000          --           --           60,000
     Vice President, Chief Financial Officer,  1995       142,000       23,000      63,000(5)        --            --
     Secretary and Treasurer                   1994       142,000(3)     4,000          --         $ 4,688         --
Mark A. Walters..............................  1996       125,000       36,000          --           --           20,000
     Vice President, Client Services           1995       120,000(4)    25,000          --           --           69,400
                                               1994          --           --            --           --            --
-----------------------------------------------------------------------------------------------------------------------------

(1) This table presents information concerning the Company's Chief Executive Officer and its four other most highly compensated executive officers (determined by reference to total annual salary and bonuses for the last fiscal year earned by such officers).

(2) Represents the annualized salary Mr. McElderry would have received had he joined the Company on January 1, 1996

(3) Represents the annualized salary for Mr. Sullivan would have received had he joined the Company on January 1, 1994.

(4) Represents the annualized salary Mr. Walters would have received had he joined the Company on January 1, 1995.

(5) Represents the amount received for the reimbursement of non-recurring relocation expenses, net of taxes payable in respect of such amounts.



Stock Options

           Option Grants. The following table contains information with respect to a grant of stock options for Common Stock to each of the Named Executive officers during the year ended December 31, 1996. All such grants were made under the Company's 1994 Equity Incentive Plan (the "Plan"). Under the Plan, options to purchase up to an aggregate of 1,800,000 shares of Common Stock are available for grants to employees of the Company. In 1996, the Board of Directors granted options to purchase a total of 474,734 shares of Common Stock to 227 employees of the Company, including to the Named Executive Officers.

                        Option Grants in Last Fiscal Year
                                Individual Grants
                   --------------------------------------------
                                                                 Potential Realized Value at Assumed
                                                                 Annual Rates of Stock Appreciation
                                                                         for Option Term
                                                                 -----------------------------------

                                Number of   % of Total Securities
                Name           Securities     Underlying Options
                ----           Underlying    Granted to Employees Exercise Price   Expiration
                                 Options        in Fiscal year        ($/Sh)        Date(1)         5%              10%
                                 -------     -------------------      ------        -------   -------------    ------------
Kevin R. Brown.................  150,000            31.6%             $14.00         12/06      $1,855,887       3,912,767

Michael L Carlay...............    --                 --                --            --            --               --
Hugh McElderry.................  60,000             12.6%             $14.50         12/06         712,355        1,535,107
Robert J. Sullivan.............  60,000             12.6%             $14.00         12/06         742,355        1,565,107
Mark A Walters.................  20,000              4.2%             $14.00         12/06         247,452          521,702
---------------------------------------------------------------------------------------------------------------------------

All options included in this table will vest in equal installments over a five-year period beginning one year after the date of each grant.

Option Exercises and Year-end Values. The following table provides information regarding the value of all unexercised options held at December 31, 1996 by the Name Executive Officers. Named Executive Officers exercised incentive options to purchase 36,000 shares of Common Stock during the fiscal year.

                                               Number of Securities Underlying          Value of Unexercised In-the-
                                                  Unexercised Options at                      Money Options at
                                                     December 31, 1996                       December 31, 1996(1)

           Name                            Unexercisable            Exercisable        Unexercisable         Exercisable
           ----                            -------------            -----------        -------------         -----------
Kevin R. Brown.......................         150,000                   --              $  450,000               --
Michael L. Carlay....................          96,000                   --              $1,626,000               --
Hugh McElderry.......................          60,000                   --              $  150,000               --
Robert J. Sullivan...................          60,000                   --              $  180,000               --
Mark A. Walters......................          75,520                  1,880            $  849,760            $ 22,840

----------------
(1) Based upon the closing price of the Common Stock of $17.00 on December 31, 1996.

Employment Agreements

     Mr. Brown and the Company entered into an agreement in May 1994 which provides that Mr. Brown will serve "at will" as President and Chief Executive Officer of the Company. The agreement provides that in the event that Mr. Brown's employment is terminated by the Board of Directors, Mr. Brown is entitled to severance benefits equal to the amount of his annual salary for a period of one year. A separate agreement provides that Mr. Brown will not, during the course of his employment with the Company and for a period of up to 18 months thereafter, compete with the Company in the business of providing information processing software with respect to managed health care administration to third parties including services as an employee, officer, director, consultant, stockholder or general partner of any person other than the Company.

     The Company has agreements with each of the remaining executive officers of the Company which generally provide for twelve months of severance pay if the executive is terminated other than for cause.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 14, 1997 by (i) each director, (ii) the Chief Executive Officer and each of the other four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1996 (the "Named Executive Officers"), (iii) all persons known to the Company to be beneficial owners of more than 5% of its outstanding Common Stock, (iv) all directors and executive officers as a group and (v) certain other holders. Under the rules of the Securities and Exchange Commission (the "Commission"), a person is deemed a "beneficial owner" of a security if such person has or shares the power to vote or direct the voting of such security or the securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

                        Names and Addresses of                       Shares Beneficially            Percentage
                           Beneficial Owners                                Owned                      Owned
                        ----------------------                       -------------------            ----------
Greylock Equity Limited Partnership ............................             1,430,163                  18.43%
       1 Federal Street
       Boston, MA  02110
New Enterprise Associates VI, Limited Partnership ..............             1,237,163                  15.95
       1119 St. Paul Street
       Baltimore, MD  21202
ABS Capital Partners, L.P.......................................               572,174                   7.38
       1 South Street
       Baltimore, MD  21202
Franklin Resources, Inc. (1)....................................               784,000                  10.11
       777 Mariners Island Blvd.
       San Mateo, CA  94404
Nicholas Applegate Capital Management (1).......................               387,100                   4.99
       600 West Broadway, 29th Floor
       San Diego, CA  92101
Peter J. Barris(2)..............................................             1,240,163                  15.98
Kevin R. Brown..................................................               254,000                   3.27
Michael L. Carlay(5)............................................                24,000                   *
Howard E. Cox, Jr.(3)...........................................             1,433,163                  18.47
Hugh McElderry..................................................                    --                     --
Gary Greenfield.................................................                 9,400                   *
Thomas Pyle.....................................................                 7,400                   *
Donald B. Hebb, Jr.(4)..........................................               575,174                   7.41
Arthur Marks(2).................................................             1,240,163                  15.98
Robert J. Sullivan..............................................                60,000                   *
Mark A. Walters(6)..............................................                14,280                   *
All Directors and officers as a group (14 persons)(7)...........             3,644,920                  46.59

----------
*   Less than 1%

(1) Based upon a Schedule 13G filed on February 14, 1997.
(2) Represents shares held of record by New Enterprise Associates VI, Limited Partnership, of whose general partner Messrs. Barris and Marks are general partners and shares held by other affiliates of NEA and individual options to acquire 3,000 shares of Common Stock issued to Mr. Barris and Mr. Marks as Directors of the Company.
(3) Represents shares held of record by Greylock Equity Limited Partnership of which Mr. Cox is a general partner and options to acquire 3,000 shares of Common Stock issued to Mr. Cox as a Director of the Company.

(4) Represent shares held of record by ABS Capital Partners, L.P. of whose general partner Mr. Hebb is a general partner and options to acquire 3,000 shares of Common Stock issued to Mr. Hebb as a Director of the Company.
(5) Includes options to acquire 24,000 shares of Common Stock, exercisable within 60 days.
(6) Includes options to acquire 1,880 shares of Common Stock, exercisable within 60 days.
(7) Includes options to acquire 64,660 shares of Common Stock, exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended December 31, 1996 the Board of Directors of the Company paid the Boston Consulting Group $235,000 for marketing consulting services. Mr. Thomas Pyle, a member of the Company's Board of Directors, also serves as a senior advisor to the Boston Consulting Group.

     In May 1996 each of NEA, Greylock and ABS sold 569,837, 569,837 and 227,826 shares of AMISYS Common Stock, respectively, in a registered public offering resulting in net proceeds of approximately $13.2 million, $13.2 million and $5.3 million, respectively.

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

           All required financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

     (a)(2) Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable or the required information is included in the Financial Statements or notes thereto.

     (a)(3) Exhibits

           The following exhibits are filed with this Form 10-K or incorporated herein by reference to the document set forth next to the exhibit listed below:

Exhibit
Number       Description
------       -----------
3.01*       Amended and Restated Certificate of Incorporation.
3.02*       Amended and Restated Certificate of Incorporation, to become effective upon the closing of this offering.
3.03*       By-laws of the Company.
3.04*       Amended and Restated By-laws of the Company, to become effective upon the closing of this offering.
4.01*       Specimen Stock Certificate.
4.02*       Loan and Security Agreement, dated August 18, 1995, between the
            Company and Signet Bank/Virginia.
4.03*       Investment and Stockholders Agreement, dated May 27, 1994, by and among AIH Systems, Inc., American International Healthcare, Inc. and
            Greylock Equity Limited Partnership, the NEA Investors and ABS
            Capital Partners, L.P. ("Investment Agreement")
4.04*       Amendment No. 1 to Investment Agreement, dated November 3, 1995 by and among the Company and ABS Capital Partners, L.P., Greylock
            Equity Limited Partnership and New Enterprises Associates VI,
            Limited Partnership.
4.05*       Management Investment and Stockholders' Agreement, dated as of May
            27, 1994, by and among AIH Systems, Inc., America International
            Healthcare, Inc. and the Management Investors and Institutional
            Investors. ("Management Investment Agreement")
4.06*       Amendment No. 1 to Management Investment Agreement, dated November
            3, 1995.
10.01*      Form of Employment Non-disclosure Agreement.
10.02*      1994 Equity Incentive Plan, as amended.
10.03+**    Purchase Agreement, dated August 11, 1996, between the Company and
            Hewlett-Packard Company.
10.04*      Lease Agreement, dated January 31, 1992, between Peter B. Bedford
            d/b/a Bedford Properties, Inc. and American International
            Healthcare, Inc.
10.05*      Lease Agreement, dated September 11, 1995, between the Company and
            Cushman & Wakefield.
10.06*      Employment Agreement, dated May 27, 1994, between the Company and
            Kevin R. Brown.
10.07*      Employment Agreement, dated May 27, 1994, between the Company and
            Homer Fiuzat.
10.08*      Employment Agreement, dated September 26, 1994, between the Company and Robert J. Sullivan.

10.09* Employment Agreement, dated December 23, 1994, between the Company and Michael L. Carlay.
10.10* Employment Agreement, dated March 27, 1995, between the Company and Earle Kirkland.
10.11* Employment Agreement, dated April 21, 1995, between the Company and Mark Walters.
10.12* Employment Agreement, dated May 1, 1995, between the Company and Kathy Hall Lyons.
10.13 Lease Agreement, dated December 4, 1996, between the Company and The Realty Associates Fund III, L.P.
11.01       Computation of Earnings (Loss) Per Share.
23.02       Consent of Coopers & Lybrand L.L.P.

      --------
  * Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-99030) effective on December 20, 1995.

  ** Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on November 13, 1996.

  + CONFIDENTIAL PORTIONS OMITTED AND SUPPLIED SEPARATELY TO THE SECURITIES AND EXCHANGE COMMISSION.

      (b)  Report on 8-K:

      The Company did not file any reports on Form 8-K during the quarter year ended December 31, 1996.

                        SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMISYS Managed Care Systems, Inc.

Dated:  March 6, 1997                By       /s/ Robert J. Sullivan
                                          ------------------------------
                                                  Robert J. Sullivan
                                      Vice President, Chief Financial Officer
                                              Secretary and Treasurer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

       /s/ Kevin R. Brown             Chief Executive Officer, President and               March 6, 1997
-----------------------------------   Chairman (Principal Executive Officer)
         Kevin R. Brown

      /s/ Robert J. Sullivan          Vice President, Chief Financial Officer              March 6, 1997
-----------------------------------   Secretary and Treasurer (Principal
        Robert J. Sullivan            Financial Officer)

      /s/ Peter J. Barris             Director                                             March 6, 1997
-----------------------------------
        Peter J. Barris

      /s/ Howard E. Cox, Jr.          Director                                             March 6, 1997
-----------------------------------
        Howard E. Cox, Jr.

      /s/ Donald B. Hebb, Jr.         Director                                             March 6, 1997
-----------------------------------
        Donald B. Hebb, Jr.

       /s/ Gary Greenfield            Director                                             March 6, 1997
-----------------------------------
         Gary Greenfield

        /s/ Art. J. Marks             Director                                             March 6, 1997
-----------------------------------
         Arthur J. Marks

        /s/ Thomas O. Pyle            Director                                             March 6, 1997
-----------------------------------
          Thomas O. Pyle

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
     AMISYS Managed Care Systems, Inc.

     Our report on the financial statements of AMISYS Managed Care Systems, Inc. and American International Healthcare, Inc., a wholly owned subsidiary of American International Group, Inc., is included on page 20 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 47 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                       COOPERS & LYBRAND L.L.P.

Washington, D.C.
February 11, 1997

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                        AMISYS Managed Care Systems, Inc.
                         (For the period May 27, 1994 to
                       December 31, 1994 and for the year
                            ended December 31, 1995)
                                       and
                     American International Healthcare, Inc.
         A Wholly Owned Subsidiary of American International Group, Inc.
                (For the period January 1, 1994 to May 26, 1994)

                                                                  Additions
                                                  Balance at     Charged to                     Balance at
                                                 Beginning of     Costs and                       End of
             Description                            Period        Expenses       Deductions       Period
             -----------                            ------        --------       ----------       ------

ALLOWANCE FOR DOUBTFUL ACCOUNTS
January  1, 1994 to May 26, 1994...............     $   61          $    5             --        $   66
--------------------------------------------------------------------------------------------------------
May 28, 1994 to December 31, 1994..............        167             114         $   67           214
December 31, 1995..............................        214             183             --           397
December 31, 1996..............................        397             111                          508


DEFERRED TAX ASSET VALUATION ALLOWANCE
December 31, 1994..............................     $   --          $2,742             --        $2,742
December 31, 1995..............................      2,742              --            648         2,094
December 31, 1996..............................      2,094              --          1,305           789
