Form 10-Q
period 1997-03-31
AMISYS MANAGED CARE SYSTEMS INC
filed 1997-05-15
CIK 1003202

================================================================================


                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the quarter ended March 31, 1997

                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period from _________ to _________

                         Commission File Number: 0-27364

                        AMISYS Managed Care Systems, Inc.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       13-3355918
----------------------------------------         -------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

    30 W. Gude Drive, 5th floor
       Rockville, Maryland                                    20850
----------------------------------------         -------------------------------
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

As of April 25, 1997, there were 7,787,100 outstanding shares of Common Stock, par value $.001 per share of the Registrant.

================================================================================

                        AMISYS Managed Care Systems, Inc.
                                      INDEX
                                    FORM 10-Q


                                                                           Page

PART I - FINANCIAL INFORMATION
      Item 1.   Financial Statements (unaudited)

                Balance Sheets at March 31, 1997 (unaudited) and
                December 31, 1996                                            3

                Statements of Operations for the three months ended
                March 31, 1997 and 1996 (unaudited)                          4

                Statements of Cash Flows for the three months ended
                March 31, 1997 and 1996 (unaudited)                          5

                Notes to Financial Statements                                6

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                7


PART II - OTHER INFORMATION

      Item 1-6. Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                                  10

INDEX TO EXHIBITS                                                           11

                        AMISYS Managed Care Systems, Inc.
                                 Balance Sheets
                    (dollars in thousands, except share data)

                                             March 31,              December 31,
                                               1997                     1996
                                               ----                     ----
                                           (unaudited)
                               ASSETS
Current Assets
   Cash and cash equivalents                $ 23,398                  $ 24,087
   Short-term investments                      1,121                     2,389
   Accounts receivable, net                   13,800                    14,781
   Prepaid expenses and other                  1,665                       710
                                              ------                    ------
        Total current assets                  39,984                    41,967
                                              ------                    ------
Property and equipment, net                    3,082                     2,313
Purchased software, net                           88                       122
                                              ------                    ------
        Total assets                         $43,154                   $44,402
                                              ======                    ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses     $ 6,127                   $ 8,564
   Income taxes payable                          924                       772
   Deferred revenue, net                       1,286                     1,282
                                               -----                     -----
        Total current liabilities              8,337                    10,618
                                               -----                    ------

Commitments and contingencies                     --                        --

Stockholders' equity
   Common stock, $.001 par value;
   25,000,000 shares authorized,
   7,783,500 and 7,754,000 issued
   and outstanding as of March 31,
   1997 and December 31, 1996,
   respectively                                    8                         8
  Retained earnings (deficit)                    957                       (56)
   Additional paid-in capital                 33,852                    33,832
                                              ------                    ------

        Total stockholders' equity            34,817                    33,784
                                              ------                    ------
        Total liabilities and stockholders'
        equity                               $43,154                   $44,402
                                              ======                    ======



   The accompanying notes are an integral part of these financial statements.

                        AMISYS Managed Care Systems, Inc.
                            Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                        March 31,
                                                                                        --------
                                                                              1997                   1996
                                                                              ----                   ----
Revenues
 Systems sales                                                              $10,002                $ 8,233
 Support and maintenance                                                      2,260                  1,395
                                                                             ------                 ------
  Total revenues                                                             12,262                  9,628
                                                                             ------                 ------

Cost of revenues                                                              6,751                  5,168
                                                                             ------                 ------

Gross profit                                                                  5,511                  4,460

Operating expenses
   Sales and marketing                                                        1,033                    809
   Research and development                                                   1,974                  1,696
   General and administrative                                                 1,357                  1,141
                                                                             ------                -------
       Total operating expenses                                               4,364                  3,646
                                                                             ------                  -----

Operating income                                                              1,147                    814

Other income                                                                    321                    330
                                                                             ------                  -----

Income before income tax provision                                            1,468                  1,144
Income tax provision                                                            455                    407
                                                                             ------                -------
Net income                                                                  $ 1,013                $   737
                                                                             ======                 ======


Net income per common share and common share equivalent                     $  0.12                $  0.09
                                                                             ======                 ======


Weighted average number of common shares outstanding                          8,295                  8,124
                                                                              =====                  =====



   The accompanying notes are an integral part of these financial statements.

                        AMISYS Managed Care Systems, Inc.
                            Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                        ---------
                                                                                              1997                    1996
                                                                                              ----                    ----

Cash flows from operating activities:
  Net income                                                                               $  1,013                   $ 737
  Adjustments to reconcile net income  to cash flows provided by operating activities, net of non-cash items:
     Depreciation and amortization                                                              303                     187
     Provision for doubtful accounts                                                             30                      27
     Deferred stock compensation                                                                 12                      12
     (Decrease) increase in cash resulting from changes in assets and liabilities:
     Accounts receivable                                                                        951                    (849)
     Deposits, prepaid expenses and other                                                      (927)                    146
     Accounts payable and accrued expenses                                                   (2,437)                    622
     Taxes payable                                                                              152                     267
     Deferred revenue                                                                             4                    (132)
                                                                                             ------                  -------

          Net cash (used in) provided by operating activities                                  (899)                  1,017
                                                                                             -------                 ------

 Cash flows from investing activities:
     Purchase of property and equipment                                                      (1,039)                   (153)
     Purchase of available-for-sale securities                                                1,268                    (260)
     Software development costs                                                                 (27)                      -
                                                                                              -----                 --------
          Net cash used in investing activities                                                 202                    (413)
                                                                                              -----                 -------

Cash flows from financing activities:
     Issuance of common stock, net of costs                                                       8                       4
                                                                                              -----                    ----
          Net cash provided by financing activities                                               8                       4
                                                                                              -----                    ----
Net (decrease) increase in cash                                                                (689)                    608
Cash and cash equivalents at beginning of period                                             24,087                   5,354
                                                                                             ------                   -----
Cash and cash equivalents at end of period                                                  $23,398                  $5,962
                                                                                            =======                   =====



        The accompanying notes are an integral part of these statements.

                        AMISYS Managed Care Systems, Inc.
                          Notes to Financial Statements
                                 March 31, 1997
                                   (unaudited)


1.         Summary of Significant Accounting Policies

           Basis of Presentation

           The financial statements included herein for AMISYS Managed Care Systems, Inc. (the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results expected for the entire year. The financial statements included herein should be read in conjunction with the Company's December 31, 1996 financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

           Earnings Per Share

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Shares" ("SFAS 128"), which is required to be adopted for financial statements issued after December 15, 1997. At that time, the Company will change the method currently used to compute earnings per share and restate all prior periods presented. The Company does not expect the adoption of SFAS 128 to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

           The Company develops, sells and supports an integrated information system solution, which includes the Company's proprietary software, third-party hardware and software and implementation services (the "AMISYS System"), to health care payers and providers who offer managed care products and services. The Company's revenues are generated primarily from the sale of integrated, enterprise-wide systems. The components of these revenues consist of a license fee for the perpetual use of the software, sales of third-party hardware and software and labor charges to install and configure each system to meet the client's needs. The price of each system will vary based upon many factors including the number of covered lives, the level of third-party products required and the level of installation and configuration work provided by the Company's staff. As of March 31, 1997, the Company had licenses with 85 AMISYS System clients supporting 92 sites nationwide. During the three months ended March 31, 1997 the Company added 5 new clients, while retaining all existing AMISYS System clients.

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

Results of Operations

Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

The following table sets forth the results of operations presented in the Statement of Operations as a percentage of total revenues for each period indicated.


                                                       1997             1996
                                                       ----             ----
Revenues
   Systems sales                                       81.6%            85.5%
   Support and maintenance                             18.4             14.5
                                                       ----             ----
      Total revenues                                  100.0            100.0

Cost of revenues                                       55.1             53.7
                                                       ----             ----

Gross profit                                           44.9             46.3

Operating expenses
   Sales and marketing                                  8.4              8.4
   Research and development                            16.1             17.6
   General and administration                          11.0             11.9
                                                       ----             ----
       Total operating expenses                        35.5             37.9
                                                       ----             ----

Operating income                                        9.4              8.5

Other income                                            2.6              3.4
                                                        ---              ---

Income before income tax provision                     12.0             11.9
   Income tax provision                                 3.7              4.2
                                                       ----             ----
Net income                                              8.3%             7.7%
                                                       =====            =====


           Revenues. For the three months ended March 31, 1997, revenues increased 27% to $12.3 million from $9.6 million in the corresponding period in 1996. System sales revenue increased 21.5% to $10.0 million from $8.2 million due to the growing base of systems currently being installed and higher revenues per system sale.

           Revenues attributable to support and maintenance increased 62% to $2.3 million from $1.4 million in the corresponding period in 1996. Increases in support and maintenance revenues over the corresponding period in the prior year, due to an expanding client base and higher consulting revenue from clients.

           Cost of Revenues. Cost of revenues increased 31% to $6.8 million from $5.2 million in the corresponding period in 1996. During the quarter ended March 31, 1997, the number of full time employees engaged in the implementation, configuration and support of the Company's integrated system solution, which includes the Company's proprietary software, third-party hardware and software and implementation services (the "AMISYS System") remained constant at
81. During the corresponding period in 1996, the number of people engaged in the implementation, configuration and support of the AMISYS System remained constant at 61. Because of this 33% increase in personnel and the use of outside contractors, cost of sales as a percent of revenues increased to 55% for the three months ended March 31, 1997 versus 54% for the corresponding period in 1996.

           Sales and Marketing. Sales and marketing expenses increased 28% to $1.0 million from $0.8 million in the corresponding period in 1996. This increase reflects an increase in sales and marketing personnel to 29 at March 31, 1997 from 24 as of March 31, 1996. This increase in personnel was due to an increase in the volume of requests for proposals and other sales efforts. The Company has a long sales cycle for its products which involves detailed demonstrations, contract negotiations and considerable client contact. For the three months ended March 31, 1997, sales and marketing expenses remained constant at 8% of revenues compared to the corresponding period in 1996.

           Research and Development. Research and development expenses increased 16% to $2.0 million from $1.7 million during the corresponding period in 1996. Expenses increased as a result of an increase in personnel to 121 as of March 31, 1997 from 77 as of March 31, 1996. This increase reflects the Company's efforts to migrate the current AMISYS System to a client/server environment. Research and Development expense as a percentage of revenues declined to 16% during the three months ended March 31, 1997 compared to 17% during the corresponding period in 1996. The Company capitalized a small amount of development costs during the quarter.

           General and Administrative. General and administrative expenses increased 19% to $1.4 million from $1.1 million in the corresponding period of 1996. This increase was primarily attributable to an increase in personnel to 37 people at March 31, 1997 from 23 at March 31, 1996 to assist the Company in managing its growth. General and administrative expenses as a percentage of revenues declined to 11% during the three months ended March 31, 1997 compared to 12% during the corresponding period in 1996.

           Income Taxes. For the three months ended March 31, 1997, income tax expense increased to $0.5 million from $0.4 million in the corresponding period in 1996. Income tax expense for the three months ended March 31, 1997 was 31% of pre-tax income compared to 36% for the corresponding period in 1996. The effective tax rates were lower than the statutory rates due to the timing of deductions allowed for income tax purposes as opposed to the periods in which they are recognized as expense in the Company's financial statements.

Liquidity and Capital Resources

           Cash flow used in operating activities for the three months ended March 31, 1997 was approximately $0.9 million compared to cash provided by operating activities of $1.0 million for the three month period ended March 31, 1996. The decrease is primarily due to reductions in accounts payable and accrued expenses offset by higher net income and decreased accounts receivables for the three month period ended in 1997. The Company believes that current levels of cash flow from operations provide the Company with sufficient liquidity to meet its operating needs. The Company's non-operating cash flows are primarily attributable to capital expenditures and the reinvestment of investment income. At March 31, 1997, the Company had $23.4 million in cash invested principally in a money market fund.

           At March 31, 1997, the Company had $13.8 million in accounts receivable, net of allowance for doubtful accounts, and $1.3 million in deferred revenues, substantially all of which is expected to be earned over the next twelve months. The accounts receivable balance does not directly correspond to revenues recognized as the Company recognizes revenues primarily using the percentage of completion basis as the work is performed. Amounts billed to customers may be deferred and recognized in a future period as the work is performed and ordinarily revenues are recognized in periods subsequent to the payment of the invoice.

           During the three months ended March 31, 1997, the Company began an expansion of its office space under a new lease agreement in January 1997. Under the terms of the new lease agreement the Company will expand its office space to 90,000 square feet in its current location from 46,000 square feet previously leased. Improvements and furnishings for the office space are estimated to cost $6.3 million. The landlord is contractually obligated to reimburse the Company for a portion of the cost and the Company estimates that the total reimbursement by the landlord will equal $1.7 million. The remaining costs will be funded by the Company from available cash balances and future operations.

           Certain statements in this report are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those expressed or implied by such statements. Readers should consider these statements in the context of the factors contained in the Company's report on Form 8-K filed July 19, 1996.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities.

A total of 65,000 options to purchase 65,000 shares of Common Stock were issued during the first quarter of 1997 at exercise prices ranging from $15.375 to $16.625 per share.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matter to a Vote of Security Holders.

None

Item 5.    Other Information.

On February 10, 1997 the Company entered into an agreement of merger with HBO & Company ("HBOC") (Nasdaq: HBOC). The acquisition, which is subject to regulatory and Company shareholder approval, is expected to be accounted for as a pooling of interests. Terms of the acquisition call for shareholders of the Company to receive 0.35 of a share of HBOC common stock for each share of the Company's common stock.

A Registration Statement on Form S-4 was declared effective by the Securities and Exchange Commission on May 13, 1997.

The transaction was unanimously approved by the Company's Board of Directors and is expected to be completed during the second quarter of 1997. The Company's special meeting of stockholder's will be held on June 13, 1997.



Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits:  The following are annexed as Exhibits:

           Exhibit Number                 Description
           --------------                 -----------
               10.15                  Standard Form Agreement Between Owner and
                                      Contractor, dated January 6, 1997, between
                                      the Company and Rand Construction
                                      Corporation.

               10.16                  Agreement dated February 5, 1997 and
                                      revised March 18, 1997, between the
                                      Company and DBI Architects, P.C.

               11.01                  Computation of Earnings Per Share.

               27.01                  Financial Data Schedule.

-------------------------
+ CONFIDENTIAL PORTIONS OMITTED AND SUPPLIED SEPARATELY TO THE SECURITIES AND EXCHANGE COMMISSION.


(b) Reports on Form 8-K:The Company did not file a current report on Form 8-K during the quarter ended March 31, 1997.

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

                                     AMISYS Managed Care Systems, Inc.


Date:      May 15, 1997             By:    /s/ Robert J. Sullivan
                                        ------------------------------
                                    Robert J. Sullivan
                                    Vice President, Chief Financial
                                    Officer, and Secretary and Treasurer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)



                               INDEX TO EXHIBITS

Exhibit Number           Description
--------------           -----------
    10.15          Standard Form Agreement Between Owner and Contractor, dated
                   January 6, 1997, between the Company and Rand Construction
                   Corporation.

    10.16 Agreement dated February 5, 1997 and revised March 18, 1997, between the Company and DBI Architects, P.C.


    11.01          Computation of Earnings Per Share.

    27.01          Financial Data Schedule.